Form 10-Q
period 1996-03-31
ENTERPRISE SYSTEMS INC /DE/
filed 1996-05-15
CIK 1000188

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   March 31, 1996
                                 ------------------------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               -----------------    -----------------
Commission file number 0-26794
                       ----------------------------------------------

                           Enterprise Systems, Inc.
- ---------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

 Delaware                             36-3130103
- ---------------------------------------------------------------------

 (State or Other                     (I.R.S. Employer
  Jurisdiction                       Identification No.)
 of Incorporation or
  Organization)

             1400 South Wolf Road, Wheeling, Illinois  60090-6524
 --------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (847) 537-4800
- ---------------------------------------------------------------------

             (Registrant's Telephone Number, Including Area Code)
 --------------------------------------------------------------------
                                      N/A
 --------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                          Changed Since Last Report)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     -------      -------

     At May 1, 1996, there were 7,510,413 shares of Common Stock of the registrant outstanding.

                            ENTERPRISE SYSTEMS, INC.

                          QUARTER ENDED MARCH 31, 1996

                                     INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----


Item 1.                      Financial Statements

                             Independent Auditors' Review Report             3

                             Consolidated Balance Sheets as of March 31,
                             1996 (unaudited) and December 31, 1995          4

                             Consolidated Statements of Operations for
                             the three months ended March 31, 1996 and
                             1995 (unaudited)                                5

                             Consolidated Statements of Cash Flows for
                             the three months ended March 31, 1996 and
                             1995 (unaudited)                                6

                             Notes to Consolidated Financial Statements      7

 Item 2.                     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations   8


 PART II - OTHER INFORMATION

Item 6.                      Exhibits and Reports on Form 8-K                11

SIGNATURES                                                                   12

                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Enterprise Systems, Inc.:

We have reviewed the consolidated balance sheet of Enterprise Systems, Inc. and subsidiary as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Enterprise Systems, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                              KPMG PEAT MARWICK LLP

Chicago, Illinois
April 18, 1996

               PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                            ENTERPRISE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except share amounts)

                                          MARCH 31,      DECEMBER 31,
                 ASSETS                     1996             1995
                 ------                  -----------     ------------

                                         (UNAUDITED)
Current assets
     Cash and cash equivalents..........   $ 5,769          $11,403
     Short-term investment securities...    14,339            9,220
     Receivables........................    13,698           14,321
     Refundable and prepaid income taxes       275              547
     Deferred income taxes..............       777              777
     Other current assets...............     2,407            2,299
                                           -------          -------


          Total current assets..........    37,265           38,567
                                           -------          -------

Investment securities...................     4,854            4,893
Property and equipment..................     4,005            3,567
Software development....................     1,681            1,498
Other assets............................       522              401
                                           -------          -------
                                           $48,327          $48,926
                                           =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
     Accounts payable...................   $   853          $ 1,285
     Accrued liabilities................     1,477            2,240
     Unearned revenue...................     4,270            4,674
                                           -------          -------


          Total current liabilities.....     6,600            8,199
                                           -------          -------

Deferred income taxes...................       321              321
Stockholders' equity
     Preferred stock, $.01 par value;
       authorized 1,000,000 shares;
       none outstanding.................        -                -
     Common stock, $.01 par value;
       authorized 30,000,000 shares;
       issued and outstanding 7,479,575
       and 7,357,033 shares.............        75               74

     Additional paid-in capital.........    39,150           38,513
     Retained earnings..................     2,266            1,910
     Deferred compensation..............       (85)             (91)
                                           -------          -------
           Total stockholders' equity...    41,406           40,406
                                           -------          -------
                                           $48,327          $48,926
                                           =======          =======




          See accompanying notes to consolidated financial statements.

                            ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share amounts)
                                  (unaudited)


                                         Three Months Ended
                                              March 31,
                                              --------
                                            1996        1995
                                            ----        ----
Revenues
     Software...........................  $4,284      $3,406
     Services...........................   4,922       3,333
     Hardware...........................     391          71
                                          ------      ------
          Total revenues................   9,597       6,810
                                          ------      ------

Operating costs and expenses
     Software development...............   1,933       1,558
     Service and support................   2,782       2,452
     Hardware...........................     369          76
     Sales and marketing................   2,594       2,133
     Administration.....................   1,579         861
                                          ------      ------
          Total operating costs and
           expenses.....................   9,257       7,080
                                          ------      ------
Income (loss) from operations...........     340        (270)
Interest income (expense), net..........     276         (46)
                                          ------      ------
Income (loss) before income taxes.......     616        (316)
Income taxes (benefit)..................     260         (88)
                                          ------      ------
Net income (loss).......................  $  356      $ (228)
                                          ======      ======
Net income (loss) per share.............  $ 0.04      $(0.04)
                                          ======      ======
Shares used in computing net
  income (loss) per share...............   8,030       5,524
                                          ======      ======


          See accompanying notes to consolidated financial statements.

                            ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                              1996        1995
                                                             -------     ------
Cash flows from operating activities
  Net income (loss)........................................  $   356     $ (228)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
    Depreciation...........................................      430        318
    Amortization...........................................      123         19
    Changes in assets and liabilities
      Receivables..........................................      623        341
      Refundable and prepaid income taxes..................      272        --
      Other current assets.................................     (108)      (454)
      Accounts payable.....................................     (432)      (351)
      Accrued liabilities..................................     (763)       548
      Unearned revenue.....................................     (404)       221
      Other, net...........................................     (121)         2
                                                             -------     ------
        Net cash provided by (used in) operating
         activities........................................      (24)       416
                                                             -------     ------
Cash flows from investing activities
  Purchase of investment securities, net...................   (5,080)       --
  Purchase of property and equipment.......................     (868)      (239)
  Capitalized software development.........................     (300)      (332)
                                                             -------     ------
        Net cash used in investing activities..............   (6,248)      (571)
                                                             -------     ------
Cash flows from financing activities
  Repayment of long-term debt..............................      --        (146)
  Proceeds from exercise of stock options..................      638         46
  Repurchase of common stock...............................      --         (21)
                                                             -------     ------
        Net cash provided by (used in) financing
         activities........................................      638       (121)
                                                             -------     ------
Decrease in cash and cash equivalents......................   (5,634)      (276)
Cash and cash equivalents at beginning of year.............   11,403      1,588
                                                             -------     ------
Cash and cash equivalents at end of
 quarter...................................................  $ 5,769     $1,312
                                                             =======     ======
Supplemental disclosures of cash flow information
  Interest paid............................................  $   --      $   41
                                                             =======     ======

          See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Form 10-K filed by the Company with the Securities and Exchange Commission.

NOTE 2 - COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the offering date (using the treasury stock method and the mid-point of the proposed public offering price) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations. The following table sets forth revenue and expense items as a percentage of total revenues:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                   1996           1995
                                                   ----           ----
Revenues
  Software..............................            45%            50%
  Services..............................            51             49
  Hardware..............................             4              1
                                                   ---            ---
    Total revenues......................           100            100
                                                   ---            ---
Operating costs and expenses
  Software development..................            20             23
  Service and support...................            29             36
  Hardware..............................             4              1
  Sales and marketing...................            27             31
  Administration........................            16             13
                                                   ---            ---
    Total operating costs and expenses..            96            104
                                                   ---            ---
Income (loss) from operations...........             4             (4)
Interest income, net....................             3              -
                                                   ---            ---
Income (loss) before income taxes.......             7             (4)
Income taxes (benefit)..................             3             (1)
                                                   ---            ---
Net income (loss).......................             4%           (3)%
                                                   ===            ===

REVENUES

     The Company derives its revenues from software licenses, installation services, ongoing support, maintenance and enhancement services, product education, consulting and the sale of computer hardware.

     Total revenues for the first quarter of 1996 were $9,597,000, an increase of $2,787,000 or 41%, as compared to $6,810,000 for the same period in 1995.

     Software. Software revenues for the first quarter of 1996 increased $878,000, or 26%, as compared to the first quarter of 1995. The increase was attributable to expansion of the Company's sales force and marketing efforts which have led to further market penetration. Software revenues consist of software license fees and are recognized as the installation services are performed.

     Services. Services revenues for the first quarter of 1996 increased $1,589,000, or 48%, as compared to the first quarter of 1995. The increase in services revenues is related to the increase in software revenues coupled with an increase in consulting services revenues and growth in recurring support fees.

     Services revenues consist of (i) up-front fees for software installation and initial product education, (ii) annual fees for ongoing support, maintenance and enhancements and (iii) fees for continuing product education and consulting services. Revenues from installation services are recognized as the installation services are performed. Ongoing support, maintenance and enhancement revenue is recognized ratably over the time periods covered by the service agreements. Education and consulting revenue is recognized as the services are performed.

     Hardware. Hardware revenues for the first quarter of 1996 increased $320,000 as compared to the first quarter of 1995, principally due to delivery of the Company's TouchScan units to customers.

COSTS AND EXPENSES

     Software Development. Software development expenses for the first quarter of 1996 increased $375,000, or 24%, as compared to the first quarter of 1995. The increases in these expenses related to development work on new releases of each of the Company's product lines and the ongoing conversion of its DOS-based products to a Windows-based platform. Software development expenses decreased as a percentage of total revenues from the year earlier period. For the first quarter of 1996, the Company capitalized $183,000 of software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards No. 86. For the first quarter of 1995, the Company capitalized $313,000 of software development costs, net of related amortization expense. The amounts capitalized, net of related amortization expense, represented 9% and 17% of the total software development spending for the first quarters of 1996 and 1995, respectively.

     Service and Support. Service and support expenses for the first quarter of 1996 increased $330,000, or 13%, as compared to the first quarter of 1995. The increases in these expenses are attributable to the hiring of additional implementation personnel and related travel. Service and support expenses decreased as a percentage of total revenues from the year earlier period.

     Hardware. Hardware costs for the first quarter of 1996 increased $293,000, as compared to the first quarter of 1995. The increase in hardware costs is attributable to the increase in hardware revenue for the same period.

     Sales and Marketing. Sales and marketing expenses for the first quarter of 1996 increased $461,000, or 22%, as compared to the first quarter of 1995. The increases in these expenses are attributable to the expansion of the Company's sales and marketing force and related sales support activities. Sales and marketing expenses decreased as a percentage of total revenues from the year earlier period.

     Administration. Administration expenses for the first quarter of 1996 increased $718,000, or 83%, as compared to the first quarter of 1995. The increase in administration expenses is a result of an increase in administrative services personnel, public company related expenses and bad debt expense, which has increased with the increase in revenues.

     Interest. Prior to the initial public offering of its common stock in 1995, the Company borrowed primarily to finance seasonal working capital needs. A portion of the proceeds from the public offering was used to repay all outstanding debt. Interest income for the first quarter of 1996 was $276,000, as compared to interest expense of $46,000 in the first quarter of 1995.

     Income Taxes. For the first quarter of 1996, income tax expense was $260,000, compared to an income tax benefit of $88,000 in the first quarter of 1995.

     Liquidity and Capital Resources

     Prior to its initial public offering in 1995, the Company met its capital needs through a combination of cash flow from operations and proceeds from issuance of common stock in 1993 ($1.1 million) and 1994 ($3.5 million). The seasonality of the Company's business has historically necessitated the use of short-term borrowings at various times during the year. The Company currently has an $8 million unsecured revolving credit line bearing interest at LIBOR plus 2.25%, which is available to fund short-term liquidity needs. As of May 1, 1996, the Company had no outstanding borrowings under the line of credit.

     On October 25, 1995, the Company completed an initial public offering of its common stock. The initial public offering resulted in net proceeds to the Company of approximately $31,282,000. Management believes that the net proceeds from this offering, together with existing cash and cash equivalents, cash flow from operations and borrowings under its line of credit, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               15.  Letter regarding unaudited interim financial information.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a current report of Form 8-K, dated February 12, 1996, to report the resignation of Thomas R. Pirelli as Director of Technology.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Enterprise Systems, Inc.


Date     May 14, 1996                      BY: /s/ Glen E. Tullman
     --------------------                      ---------------------------------
                                               Glen E. Tullman,
                                               Chief Executive Officer



Date     May 14, 1996                      BY: /s/ David B. Mullen
     --------------------                      ---------------------------------
                                               David B. Mullen,
                                               Chief Financial Officer