Form 10-Q
period 1996-06-30
ENTERPRISE SYSTEMS INC /DE/
filed 1996-08-14
CIK 1000188

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934
      For the quarterly period ended June 30, 1996
                                     -------------
      [ ] Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from                 to
                                     ---------------
      Commission file number 0-26794
                             -------

                           Enterprise Systems, Inc.
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             36-3130103
- --------------------------------------------------------------------------------
    (State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)


             1400 South Wolf Road, Wheeling, Illinois  60090-6524
- --------------------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (847) 537-4800
- --------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
- --------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---


     At August 1, 1996, there were 7,519,581 shares of Common Stock of the registrant outstanding.

                           ENTERPRISE SYSTEMS, INC.

                          QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                   PAGE
PART I - FINANCIAL INFORMATION


    Item 1.        Financial Statements

                   Independent Auditors' Review Report               3

                   Consolidated Balance Sheets as of June 30,
                   1996 (unaudited) and December 31, 1995            4

                   Consolidated Statements of Operations for
                   the three months and six months ended June
                   30, 1996 and 1995 (unaudited)                     5

                   Consolidated Statements of Cash Flows for
                   the six months ended June 30, 1996 and 1995
                   (unaudited)                                       6

                   Notes to Consolidated Financial Statements
                   (unaudited)                                       7

    Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     8


PART II - OTHER INFORMATION

    Item 4.        Submission of Matters to a Vote of Security
                   Holders                                           11

    Item 6.        Exhibits and Reports on Form 8-K                  11

SIGNATURES                                                           12


                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Enterprise Systems, Inc.:

We have reviewed the consolidated balance sheet of Enterprise Systems, Inc. and subsidiary as of June 30, 1996, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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


                                                           KPMG PEAT MARWICK LLP

Chicago, Illinois
July 24, 1996

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                           ENTERPRISE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                            JUNE 30,     DECEMBER 31,
                 ASSETS                       1996          1995
                 ------                   -----------  --------------
                                          (UNAUDITED)

Current assets
   Cash and cash equivalents...............   $ 2,601         $11,403
   Short-term investment securities........     2,122           9,220
   Receivables.............................    15,814          14,321
   Refundable and prepaid income taxes.....     1,605             547
   Deferred income taxes...................     2,834             777
   Other current assets....................     3,291           2,299
                                              -------         -------
      Total current assets.................    28,267          38,567
                                              -------         -------

Investment securities......................     4,815           4,893
Property and equipment.....................     4,446           3,567
Purchased and developed software...........     3,947           1,498
Other assets...............................     4,078             401
                                              -------         -------
                                              $45,553         $48,926
                                              =======         =======

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities
   Accounts payable........................   $ 1,222         $ 1,285
   Accrued liabilities.....................     3,394           2,240
   Unearned revenue........................     3,224           4,674
                                              -------         -------
      Total current liabilities............     7,840           8,199
                                              -------         -------

Deferred income taxes......................       729             321
Stockholders' equity
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares; none
     outstanding...........................     -               -
   Common stock, $.01 par value;
     authorized 30,000,000 shares;
     issued and outstanding 7,519,581 and
     7,357,033 shares......................        75              74
   Additional paid-in capital..............    39,352          38,513
   Retained earnings
     (accumulated deficit).................    (2,367)          1,910
   Deferred compensation...................       (76)            (91)
                                              -------         -------
      Total stockholders' equity...........    36,984          40,406
                                              -------         -------
                                              $45,553         $48,926
                                              =======         =======

         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (amounts in thousands, except per share amounts)
                                  (unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                        ----------------------       ----------------------
                                                          1996          1995           1996          1995
                                                        --------      --------       --------      --------
Revenues
  Software...........................................   $ 5,576       $  3,582       $  9,860      $  6,988
  Services...........................................     5,532          3,907         10,454         7,240
  Hardware...........................................       338            141            729           212
                                                        -------       --------       --------      --------
     Total revenues..................................    11,446          7,630         21,043        14,440
                                                        -------       --------       --------      --------

Operating costs and expenses
  Software development...............................     2,110          1,818          4,043         3,376
  Service and support...............................      3,795          2,681          6,577         5,133
  Hardware...........................................       370            193            739           269
  Sales and marketing................................     2,913          2,116          5,507         4,249
  Administration.....................................     1,535            970          3,114         1,831
  Acquired in-process technology.....................     8,453            -            8,453           -
                                                        -------       --------       --------      --------
     Total operating costs and expenses..............    19,176          7,778         28,433        14,858
                                                        -------       --------       --------      --------
Loss from operations.................................    (7,730)          (148)        (7,390)         (418)
Interest income (expense), net.......................       191            (35)           467           (81)
                                                        -------       --------       --------      --------
Loss before income taxes.............................    (7,539)          (183)        (6,923)         (499)
Income tax benefit...................................    (2,906)           (51)        (2,646)         (139)
                                                        -------       --------       --------      --------
Net loss.............................................   $(4,633)      $   (132)      $ (4,277)     $   (360)
                                                        =======       ========       ========      ========
Net loss per share...................................   $ (0.62)      $  (0.02)      $  (0.57)     $  (0.07)
                                                        =======       ========       ========      ========
Shares used in computing net loss per share..........     7,510          5,525          7,459         5,525
                                                        =======       ========       ========      ========


         See accompanying notes to consolidated financial statements.

                            ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           --------------------------
                                                                               1996            1995
                                                                           ---------        ---------
Cash flows from operating activities
   Net loss.........................................................       $  (4,277)       $   (360)
   Adjustments to reconcile net loss to
      net cash used in operating activities.........................
      Depreciation..................................................             928             659
      Amortization..................................................             249             100
      Deferred income taxes.........................................          (1,649)           (217)
      Acquired in-process technology................................           8,453              -
      Changes in assets and liabilities
          Receivables...............................................            (353)            872
          Refundable and prepaid income taxes.......................          (1,058)             54
          Prepaid commissions and other current assets..............            (843)           (379)
          Accounts payable..........................................             (63)           (333)
          Accrued liabilities.......................................             (77)            415
          Unearned revenue..........................................          (1,450)         (1,111)
          Other, net................................................            (272)              1
                                                                           ----------       --------
              Net cash used in operating activities.................            (412)           (299)
                                                                           ----------       --------

Cash flows from investing activities
   Payment for acquisition..........................................         (13,892)             -
   Maturities of investment securities..............................           7,176              -
   Purchase of property and equipment...............................          (1,614)           (753)
   Capitalized software development.................................            (900)           (438)
                                                                           ----------       --------
              Net cash used in investing activities.................          (9,230)         (1,191)
                                                                           ----------       --------

Cash flows from financing activities
   Proceeds from note payable.......................................              -            1,300
   Repayment of long-term debt......................................              -             (291)
   Proceeds from exercise of stock options..........................             840              73
   Repurchase of common stock.......................................              -             (101)
                                                                           ----------       --------
              Net cash provided by financing activities.............             840             981
                                                                           ----------       --------

Decrease in cash and cash equivalents...............................          (8,802)           (509)
Cash and cash equivalents at beginning of period....................          11,403           1,588
Cash and cash equivalents at end of the period......................       $   2,601        $  1,079
                                                                           ==========       ========

Supplemental disclosures of cash flow information
   Interest paid....................................................       $      13        $    106
                                                                           ==========       ========
   Income taxes paid................................................       $      -         $     43
                                                                           ==========       ========

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

     The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

NOTE 2 - COMPUTATION OF NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of shares outstanding and does not include the dilutive effect of unexercised stock options under the treasury stock method. For the three and six month periods ended June 30, 1995, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the initial public offering (using the treasury stock method and the mid-point of the then proposed public offering price) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

NOTE 3 - SUBSEQUENT EVENTS

     On July 26, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission in connection with a public offering of 1,725,000 shares of its Common Stock. Of the shares being offered, 900,000 shares are being offered by the Company and 825,000 are being offered by selling stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations. The following table sets forth revenue and expense items as a percentage of total revenues:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                      1996      1995          1996    1995
                                                      ----      ----          ----    ----
Revenues
    Software ..................................         49%       47%           47%     49%
    Services ..................................         48        51            50      50
    Hardware ..................................          3         2             3       1
                                                       ---       ---           ---     ---

        Total revenues ........................        100       100           100     100
                                                       ---       ---           ---     ---

Operating costs and expenses
    Software development ......................         18        24            19      23
    Service and support .......................         33        35            31      35
    Hardware ..................................          4         3             4       2
    Sales and marketing .......................         25        27            26      29
    Administration ............................         13        13            15      13
    Acquired in-process technology ............         75       -              40     -
                                                       ---       ---           ---     ---

        Total operating costs and expenses ....        168       102           135     102
                                                       ---       ---           ---     ---

Loss from operations ..........................        (68)       (2)          (35)     (2)
Interest income (expense) net .................          2       -               2      (1)
                                                       ---       ---           ---     ---

Loss before income taxes ......................        (66)       (2)          (33)     (3)
Income tax benefit ............................        (26)      -             (13)     (1)
                                                       ---       ---           ---     ---

Net loss ......................................        (40)%      (2)%         (20)%    (2)%
                                                       ===       ===           ===    ====


REVENUES

     The Company derives its revenues from software licenses, installation services, ongoing support, maintenance and enhancement services, product education, consulting and the sale of computer hardware. Total revenues for the second quarter of 1996 were $11,446,000, an increase of $3,816,000 or 50%, as compared to $7,630,000 for the same period in 1995. Total revenues for the first six months of 1996 were $21,043,000, an increase of $6,603,000 or 46%, as compared to $14,440,000 for the first six months of 1995.

     Software. Software revenues for the second quarter of 1996 increased $1,994,000, or 56%, as compared to the second quarter of 1995. For the first six months of 1996, software revenues increased $2,872,000, or 41%, as compared to the same period in 1995. The increases are primarily attributable to expansion of the Company's sales force and marketing efforts.

     Services. Services revenues for the second quarter of 1996 increased $1,625,000, or 42%, as compared to the second quarter of 1995. For the first six months of 1996, services revenues increased $3,214,000, or 44%, as compared to the same period in 1995. The increases in services revenues are related to the increase in software revenues coupled with an increase in consulting services revenues and growth in recurring support fees.

     Hardware. Hardware revenue for the second quarter of 1996 increased $197,000, as compared to the second quarter of 1995. For the first six months of 1996, hardware revenue increased $517,000, as compared to the same period in 1995. The increases in hardware revenues are principally attributable to sales of TouchScan, which was introduced in 1995.

COSTS AND EXPENSES

     Software Development. Software development expenses for the second quarter of 1996 increased $292,000, or 16%, as compared to the second quarter of 1995. For the first six months of 1996, these expenses increased $667,000, or 20%, as compared to the same period in 1995. The increases in these expenses are primarily related to development work on new releases of each of the Company's product lines and the ongoing conversion of its DOS-based products to a Windows-based platform. For the first six months of 1996, software development expenses decreased as a percentage of total revenues from the year earlier period, however, because a larger percentage of development effort was related to new products, rather than enhancement of existing products, more software development expenditures were capitalized in that period.

     For the second quarter and first six months of 1996, the Company capitalized $483,000 and $666,000, respectively, of software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized over the estimated life of the related products (up to four years). For the second quarter and first six months of 1995, the Company capitalized $25,000 and $338,000, respectively, of software development costs, net of related amortization expense. Amounts capitalized, net of amounts amortized, represent 14% and 9% of total software development expenditures for the six months ended June 30, 1996 and 1995.

     Service and Support. Service and support expenses for the second quarter of 1996 increased $1,114,000, or 42%, as compared to the second quarter of 1995. For the first six months of 1996, these expenses increased $1,444,000, or 28%, as compared to the same period in 1995. The increases in these expenses are primarily attributable to the hiring of additional implementation personnel and related travel.

     Hardware. Hardware costs for the second quarter of 1996 increased $177,000, as compared to the second quarter of 1995. For the first six months of 1996, hardware costs increased $470,000, as compared to the same period in 1995. The increase in hardware costs is attributable to the proportionate increase in hardware revenues.

     Sales and Marketing. Sales and marketing expenses for the second quarter of 1996 increased $797,000, or 38%, as compared to the second quarter of 1995. For the first six months of 1996, these expenses increased $1,258,000 or 30%, as compared to the same period in 1995. The increases in these expenses are primarily attributable to the expansion of the Company's sales force and related sales support and marketing activities.

     Administration. Administration expenses for the second quarter of 1996 increased $565,000, or 58%, as compared to the second quarter of 1995. For the first six months of 1996, these expenses increased $1,283,000, or 70%, as compared to the same period in 1995. The increases in administration expenses are a result of an increase in administrative services personnel, public company related expenses, amortization of intangible assets (acquired in the purchase of the materials management division of Continental Healthcare Systems, Inc.) and the provision for bad debts, which has increased with the increase in revenues.

     Acquired In-Process Technology. The Company recorded a non-recurring charge of $8,453,000 in the quarter ended June 30, 1996 for acquired in-process technology in connection with the acquisition of the materials management division of Continental Healthcare Systems, Inc.

     Interest. Net interest income for the second quarter of 1996 was $191,000, as compared to net interest expense of $35,000 in the second quarter of 1995. For the first six months of 1996, net interest income was $467,000, as compared to net interest expense of $81,000 the same period in 1995. The increase in net interest income is attributable to the investment of a portion of the initial public offering proceeds in interest bearing securities.

     Income Taxes. For the second quarter of 1996, the income tax benefit was $2,906,000, compared to an income tax benefit of $51,000 in the second quarter of 1995. For the first six months of 1996, income tax benefit was $2,646,000, compared to an income tax benefit of $139,000 for the same period in 1995.

Liquidity and Capital Resources

     Prior to its initial public offering in 1995, the Company has met its capital needs through a combination of cash flow from operations and proceeds from issuance of common stock in 1993 ($1.1 million) and 1994 ($3.5 million). The seasonality of the Company's business has historically necessitated the use of short-term borrowings at various times during the year. The Company currently has an $18 million unsecured revolving credit line bearing interest at LIBOR plus 1.25% to 1.75%, which is available to fund short-term liquidity needs and other general corporate purposes. As of July 22, 1996, the Company had no outstanding borrowings under the line of credit.

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

     On May 28, 1996, the Company completed the acquisition of Matkon, the materials management division of Continental Healthcare Systems, Inc. for a cash purchase price of approximately $13.9 million. The Matkon division develops, markets, installs and services a line of hospital materials management software products which primarily run on a UNIX platform. This acquisition resulted in declines in cash and investment securities, and increases in a number of asset accounts reflecting the acquisition of tangible and intangible assets. Increases in prepaid and deferred income taxes arise as a result of the tax benefits from the write-off of acquired in-process technology.

     The Company has no outstanding material purchase commitments.   The Company
is obligated to make minimum royalty payments in the aggregate amount of approximately $3.2 million under certain license agreements, of which approximately $400,000 has been paid.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 21, 1996, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders re-elected Mr. Compton and Mr. Goldstein as directors to serve until the 1999 Stockholders Meeting.


                             Number of Votes
Name of Nominee         For              Withheld
- -----------------       ---              --------
Robert A. Compton    6,310,792            7,500
Bernard Goldstein    6,310,792            7,500

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    15.1 Letter regarding unaudited interim financial information.

                    27.     Financial data schedule.



               (b)  Reports on Form 8-K

               The Company filed a current report on Form 8-K, dated May 28, 1996, to report the acquisition of Matkon, the materials management division of Continental Healthcare Systems, Inc.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Enterprise Systems, Inc.


Date August 13, 1996               BY:  /s/ Glen E. Tullman
                                        ----------------------------------------
                                        Glen E. Tullman, Chief Executive Officer



Date August 13, 1996               BY:  /s/ David B. Mullen
                                        ----------------------------------------
                                        David B. Mullen, Chief Financial Officer

                           ENTERPRISE SYSTEMS, INC.

                          QUARTER ENDED JUNE 30, 1996

                                 EXHIBIT INDEX

                                                                           PAGE
EXHIBITS                                                                   ----

   Item 15.1    Letter regarding unaudited interim financial information    14

   Item 27      Financial data schedule                                     15
