Form 10-Q
period 1996-09-30
ENTERPRISE SYSTEMS INC /DE/
filed 1996-11-14
CIK 1000188

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996
                                    -------------------------

     [ ]  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from             to
                                    ------------  -----------------------

     Commission file number 0-26794
                            ---------------------------------------------------

                           Enterprise Systems, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                      36-3130103
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


             1400 South Wolf Road, Wheeling, Illinois  60090-6524
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (847) 537-4800
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
--------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                          Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

     At November 1, 1996, there were 8,121,248 shares of Common Stock of the registrant outstanding.

                            ENTERPRISE SYSTEMS, INC.

                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Independent Auditors' Review Report                                3

           Consolidated Balance Sheets as of September 30, 1996
           (unaudited) and December 31, 1995                                  4

           Consolidated Statements of Operations for the three months
           and nine months ended September 30, 1996 and 1995 (unaudited)      5

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1996 and 1995 (unaudited)                      6

           Notes to Consolidated Financial Statements (unaudited)             7


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                   12

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Enterprise Systems, Inc.:

We have reviewed the consolidated balance sheet of Enterprise Systems, Inc. and subsidiary as of September 30, 1996, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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


                                                           KPMG PEAT MARWICK LLP

Chicago, Illinois
October 22, 1996

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           ENTERPRISE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                              SEPTEMBER 30,        DECEMBER 31,
                 ASSETS                           1996                1995
                 ------                       -------------        ------------
                                               (UNAUDITED)
Current assets
 Cash and cash equivalents..................     $ 1,813             $11,403
 Short-term investment securities...........       1,197               9,220
 Receivables................................      19,778              14,321
 Refundable and prepaid income taxes........         976                 547
 Deferred income taxes......................       2,834                 777
 Other current assets.......................       3,493               2,299
                                                 -------             -------
   Total current assets.....................      30,091              38,567
                                                 -------             -------

Investment securities.......................       4,775               4,893
Property and equipment......................       4,311               3,567
Purchased and developed software............       4,038               1,498
Other assets................................       3,883                 401
                                                 -------             -------
                                                 $47,098             $48,926
                                                 =======             =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities
 Short-term debt............................     $   300             $    --
 Accounts payable...........................         714               1,285
 Accrued liabilities........................       3,718               2,240
 Unearned revenue...........................       3,938               4,674
                                                 -------             -------
   Total current liabilities................       8,670               8,199
                                                 -------             -------

Deferred income taxes.......................         729                 321

Stockholders' equity
 Preferred stock, $.01 par value; authorized
  1,000,000 shares; none outstanding........          --                  --
 Common stock, $.01 par value; authorized
  30,000,000 shares; issued and outstanding
  7,521,248 and  7,357,033 shares...........          75                  74
 Additional paid-in capital.................      39,187              38,513
 Retained earnings (accumulated deficit)....      (1,498)              1,910
 Deferred compensation......................         (65)                (91)
                                                 -------             -------
   Total stockholders' equity...............      37,699              40,406
                                                 -------             -------
                                                 $47,098             $48,926
                                                 =======             =======

         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (amounts in thousands, except per share amounts)
                                  (unaudited)



                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                  ------------------     -------------------
                                                    1996      1995          1996      1995
                                                    ----      ----          ----      ----
Revenues
  Software...................................     $ 6,059     $3,835     $15,919     $10,823
  Services...................................       6,705      4,305      17,159      11,545
  Hardware...................................       1,181        102       1,910         314
                                                  -------     ------     -------     -------
     Total revenues..........................      13,945      8,242      34,988      22,682
                                                  -------     ------     -------     -------
Operating costs and expenses
  Software development.......................       2,640      2,110       6,683       5,486
  Service and support........................       3,837      2,784      10,414       7,917
  Hardware...................................       1,161        105       1,900         374
  Sales and marketing........................       3,019      2,150       8,526       6,399
  Administration.............................       1,856        953       4,970       2,784
  Acquired in-process technology.............           -          -       8,453           -
                                                  -------     ------     -------     -------
     Total operating costs and expenses......      12,513      8,102      40,946      22,960
                                                  -------     ------     -------     -------
Income (loss) from operations................       1,432        140      (5,958)       (278)
Interest income (expense), net...............          70        (69)        537        (150)
                                                  -------     ------     -------     -------
Income (loss) before income taxes............       1,502         71      (5,421)       (428)
Income tax expense (benefit).................         633         28      (2,013)       (111)
                                                  -------     ------     -------     -------
Net income (loss)............................     $   869     $   43     $(3,408)    $  (317)
                                                  =======     ======     =======     =======
Net income (loss) per share..................     $  0.11     $ 0.01     $ (0.46)    $ (0.06)
                                                  =======     ======     =======     =======
Shares used in computing net income
   (loss) per share..........................       8,017      5,520       7,480       5,553
                                                  =======     ======     =======     =======

         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                  (unaudited)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                            1996         1995
                                                           -------      -------
Cash flows from operating activities, net of acquisition
 Net loss................................................. $(3,408)     $  (317)
 Adjustments to reconcile net loss to net cash
  used in operating activities............................
  Depreciation............................................   1,598        1,176
  Amortization............................................     878          182
  Deferred income taxes...................................  (1,649)        (217)
  Acquired in-process technology..........................   8,453           --
  Changes in assets and liabilities
    Receivables...........................................  (1,497)          (1)
    Refundable and prepaid income taxes...................    (429)        (133)
    Other current assets..................................    (920)      (1,392)
    Accounts payable......................................    (571)        (200)
    Accrued liabilities...................................      23        1,401
    Unearned revenue......................................  (3,556)      (1,855)
    Other, net............................................    (312)          (5)
                                                           -------      -------
      Net cash used in operating activities...............  (1,390)      (1,361)
                                                           -------      -------

Cash flows from investing activities
 Payment for acquisition.................................. (13,892)          --
 Maturities of investment securities......................   8,141           --
 Purchase of property and equipment.......................  (2,249)      (1,374)
 Capitalized software development.........................  (1,350)        (635)
                                                           -------      -------
      Net cash used in investing activities...............  (9,350)      (2,009)
                                                           -------      -------

Cash flows from financing activities
 Proceeds from short-term debt............................     300        3,700
 Repayment of long-term debt..............................      --         (291)
 Proceeds from exercise of stock options..................     850           73
 Repurchase of common stock...............................      --         (493)
                                                           -------      -------

      Net cash provided by financing activities...........   1,150        2,989
                                                           -------      -------

Decrease in cash and cash equivalents.....................  (9,590)        (381)
Cash and cash equivalents at beginning of period..........  11,403        1,588
                                                           -------      -------
Cash and cash equivalents at end of the period............ $ 1,813      $ 1,207
                                                           =======      =======

Supplemental disclosures of cash flow information
 Interest paid............................................ $    28      $   168
                                                           =======      =======

 Income taxes paid........................................ $    --      $   273
                                                           =======      =======

Supplemental disclosures of non-cash activity
 Accrued offering expenses................................ $   175      $    --
                                                           =======      =======

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

     The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

NOTE 2 - COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Net income per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised stock options using the treasury stock method. Net loss per share is based on the weighted average number of shares outstanding and does not include the dilutive effect of unexercised stock options under the treasury stock method. For the three and nine month periods ended September 30, 1995, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options for common stock granted by the Company during the twelve months immediately preceding the initial public offering (using the treasury stock method and the mid-point of the then proposed public offering price) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

NOTE 3 - COMMON STOCK OFFERING

     On July 26, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission in connection with a public offering of 1,725,000 shares of its common stock. Due to market conditions, the Company withdrew its filing on August 28, 1996.

     On October 18, 1996, the Company completed a private placement of its common stock in which 600,000 shares were sold by the Company, resulting in net proceeds of approximately $13 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations. The following table sets forth revenue and expense items as a percentage of total revenues:

                                            THREE MONTHS     NINE MONTHS
                                               ENDED            ENDED
                                            SEPTEMBER 30,    SEPTEMBER 30,
                                            1996    1995     1996    1995
                                            ----    ----     ----    ----
Revenues
 Software................................     43%     47%      45%     48%
 Services................................     48      52       49      51
 Hardware................................      9       1        6       1
                                            ----    ----     ----    ----

  Total revenues.........................    100     100      100     100
                                            ----    ----     ----    ----

Operating costs and expenses
 Software development....................     19      26       19      24
 Service and support.....................     28      34       30      35
 Hardware................................      8       1        6       2
 Sales and marketing.....................     22      26       24      28
 Administration..........................     13      11       14      12
 Acquired in-process technology..........     --      --       24      --
                                            ----    ----     ----    ----

  Total operating costs and expenses.....     90      98      117     101
                                            ----    ----     ----    ----

Income (loss) from operations............     10       2      (17)     (1)
Interest income (expense), net...........      1      (1)       1      (1)
                                            ----    ----     ----    ----

Income (loss) before income taxes........     11       1      (16)     (2)
Income tax expense (benefit).............      5      --       (6)     (1)
                                            ----    ----     ----    ----

Net income (loss)........................      6%      1%     (10)%    (1)%
                                            ====    ====     ====    ====

REVENUES

     The Company derives its revenues from software licenses, installation services, ongoing support, maintenance and enhancement services, product education, consulting and the sale of computer hardware. Total revenues for the third quarter of 1996 were $13,945,000, an increase of $5,703,000 or 69%, as compared to $8,242,000 for the same period in 1995. Total revenues for the first nine months of 1996 were $34,988,000, an increase of $12,306,000 or 54%, as compared to $22,682,000 for the first nine months of 1995.

     Software. Software revenues for the third quarter of 1996 increased $2,224,000, or 58%, as compared to the third quarter of 1995. For the first nine months of 1996, software revenues increased $5,096,000, or 47%, as compared to the same period in 1995. The increases are primarily attributable to expansion of the Company's sales force and marketing efforts.

     Services. Services revenues for the third quarter of 1996 increased $2,400,000, or 56%, as compared to the third quarter of 1995. For the first nine months of 1996, services revenues increased $5,614,000, or 49%, as compared to the same period in 1995. The increases in services revenues are related to the increase in software revenues, consulting services revenues and growth in recurring support fees as well as the impact of services revenues from the Matkon Acquisition for the full three month period in 1996.

     Hardware. Hardware revenues for the third quarter of 1996 increased $1,079,000, as compared to the third quarter of 1995. For the first nine months of 1996, hardware revenues increased $1,596,000, as compared to the same period in 1995. The increases in hardware revenues are principally attributable to TouchScan and TS2000 sales, and Matkon hardware sales.

COSTS AND EXPENSES

     Software Development. Software development expenses for the third quarter of 1996 increased $530,000, or 25%, as compared to the third quarter of 1995. For the first nine months of 1996, these expenses increased $1,197,000, or 22%, as compared to the same period in 1995. The increases in these expenses are primarily related to development work on new releases of each of the Company's product lines and the ongoing conversion of its DOS-based products to a Windows-based platform as well as development related expenditures of Matkon. For the first nine months of 1996, software development expenses decreased as a percentage of total revenues from the year earlier period as recently introduced products have begun to generate higher levels of revenues.

     For the third quarter and first nine months of 1996, the Company capitalized $289,000 and $955,000, respectively, of software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized over the estimated life of the related products (up to four years). For the third quarter and first nine months of 1995, the Company capitalized $115,000 and $453,000, respectively, of software development costs, net of related amortization expense. Amounts capitalized, net of amounts amortized, represent 12% and 7% of total software development expenditures for the nine months ended September 30, 1996 and 1995, respectively. Since a larger percentage of the development effort was related to new products, rather than enhancement of existing products, more software development expenditures were capitalized during 1996 than 1995.

     Service and Support. Service and support expenses for the third quarter of 1996 increased $1,053,000, or 38%, as compared to the third quarter of 1995. For the first nine months of 1996, these expenses increased $2,497,000, or 32%, as compared to the same period in 1995. The increases in these expenses are primarily attributable to the hiring of additional implementation personnel and related travel and additional service personnel from the Matkon Acquisition.

     Hardware. Hardware costs for the third quarter of 1996 increased $1,056,000, as compared to the third quarter of 1995. For the first nine months of 1996, hardware costs increased $1,526,000, as compared to the same period in 1995. The increase in hardware costs is attributable to the proportionate increase in hardware revenues.

     Sales and Marketing. Sales and marketing expenses for the third quarter of 1996 increased $869,000, or 40%, as compared to the third quarter of 1995. For the first nine months of 1996, these expenses increased $2,127,000 or 33%, as compared to the same period in 1995. The increases in these expenses are primarily attributable to the expansion of the Company's sales force and related sales support and marketing activities.

     Administration. Administration expenses for the third quarter of 1996 increased $903,000, or 95%, as compared to the third quarter of 1995. For the first nine months of 1996, these expenses increased $2,186,000, or 79%, as compared to the same period in 1995. The increases in administration expenses are a result of an increase in public company related expenses, amortization of intangible assets

(acquired in the purchase of the materials management division of Continental Healthcare Systems, Inc.) and an increase in administrative services personnel.

     Acquired In-Process Technology. The nine months ended September 30, 1996 reflect a non-recurring charge of $8,453,000 recorded in the quarter ended June 30, 1996 for acquired in-process technology in connection with the acquisition of the materials management division of Continental Healthcare Systems, Inc.

     Interest. Net interest income for the third quarter of 1996 was $70,000, as compared to net interest expense of $69,000 in the third quarter of 1995. For the first nine months of 1996, net interest income was $537,000, as compared to net interest expense of $150,000 for the same period in 1995. The increase in net interest income in 1996 is attributable to the investment of a portion of the 1995 initial public offering proceeds in interest bearing securities.

     Income Taxes. For the third quarter of 1996, income tax expense was $633,000, compared to income tax expense of $28,000 in the third quarter of 1995. For the first nine months of 1996, income tax benefit was $2,013,000, compared to an income tax benefit of $111,000 for the same period in 1995.

Liquidity and Capital Resources

     Prior to its initial public offering in 1995, the Company met its capital needs through a combination of cash flow from operations and proceeds from issuance of common stock in 1993 ($1.1 million) and 1994 ($3.5 million). The seasonality of the Company's business has historically necessitated the use of short-term borrowings at various times during the year. The Company currently has an $18 million unsecured revolving credit line bearing interest at the prime rate less 0.5% or LIBOR plus 1.25% to 1.75%, which is available to fund short-term liquidity needs and other general corporate purposes. As of September 30, 1996, the Company had $300,000 outstanding under the line of credit.

     On October 25, 1995, the Company completed an initial public offering of its common stock. The initial public offering resulted in net proceeds to the Company of approximately $31,282,000. On October 18, 1996, the Company completed a private placement of its common stock in which 600,000 shares were sold by the Company, resulting in net proceeds to the Company of approximately $13 million. Management believes that the net proceeds from these offerings, together with existing cash and cash equivalents, cash flow from operations and borrowings under its line of credit, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

     On May 28, 1996, the Company completed the acquisition of Matkon, the materials management division of Continental Healthcare Systems, Inc., for a cash purchase price of approximately $13.9 million. The Matkon division develops, markets, installs and services a line of hospital materials management software products which primarily run on a UNIX platform. This acquisition resulted in declines in cash and investment securities, and increases in a number of asset accounts reflecting the acquisition of tangible and intangible assets.

     The Company has no outstanding material purchase commitments. The Company is obligated to make minimum royalty payments in the aggregate amount of approximately $3.2 million under certain license agreements, of which approximately $500,000 has been paid through September 30, 1996.

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               15.1  Letter regarding unaudited interim financial information.

               27.   Financial data schedule.



          (b)  Reports on Form 8-K

               The Company filed a current report on Form 8-K, dated July 26, 1996, to report the financial statements of Matkon, the materials management division of Continental Healthcare Systems, Inc. that was acquired by the Company. On November 12, 1996, the Company filed a current report on Form 8-K/A to amend the aforementioned financial statements.

                                 SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Enterprise Systems, Inc.



Date: November 13, 1996    BY: /s/ Glen E. Tullman
                               -----------------------------------------
                               Glen E. Tullman, Chief Executive Officer



Date: November 13, 1996    BY: /s/ David B. Mullen
                               -----------------------------------------
                               David B. Mullen, Chief Financial Officer

                           ENTERPRISE SYSTEMS, INC.

                       QUARTER ENDED SEPTEMBER 30, 1996

                                 EXHIBIT INDEX

                                                                           PAGE
                                                                          ------
EXHIBITS

     Exhibit 15.1   Letter regarding unaudited interim financial
                    information                                             14

     Exhibit 27     Financial data schedule                                 15

                                                                    EXHIBIT 15.1


                         ACKNOWLEDGMENT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                 REGARDING INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors
Enterprise Systems, Inc.:

With respect to the Registration Statements on Form S-8 of Enterprise Systems, Inc., we acknowledge our awareness of the use therein of our report dated October 22, 1996 related to our review of interim financial information as of September 30, 1996.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.



                                                           KPMG PEAT MARWICK LLP

Chicago, Illinois
November 11, 1996