Form 10-K405
period 1996-12-31
ENTERPRISE SYSTEMS INC /DE/
filed 1997-03-31
CIK 1000188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _______________

Commission File No. 0-26794

                            ENTERPRISE SYSTEMS, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                              36-3130103
             --------                                              ----------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation)                                         Identification No.)

1400 South Wolf Road, Wheeling, Illinois                           60090-6524
----------------------------------------                           ----------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (847) 537-4800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
      -----               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 25, 1997, 8,162,418 shares of common stock were outstanding and the aggregate market value of the common stock of the Registrant held by non-affiliates, based upon the closing sale price of the stock on The Nasdaq National Market, was approximately $145,000,000.

                      Documents Incorporated by Reference

None.

                                    Part I
Item 1. Business

General

Enterprise Systems, Inc. (the "Company"), is a healthcare information services company that develops, implements and services an integrated suite of resource management software to assist healthcare providers in managing operations and reducing costs. These resource management systems, which are sold primarily to acute care hospitals, focus on materials and financial management, operating room logistics, patient and staff scheduling, and decision support systems. These systems enable healthcare providers to improve productivity through the redesign and automation of operational processes and to obtain the information necessary to measure and control costs. The Company's healthcare information systems operate on personal computer networks and make extensive use of electronic data interchange ("EDI"), enabling the Company's customers to redesign their resource management functions to enhance efficiency and productivity.

The Company was organized under the laws of the State of Illinois in 1981. In October 1995, the Company reincorporated in the State of Delaware and became a holding company with a wholly owned operating subsidiary. On October 25, 1995, the Company completed an initial public offering of its Common Stock in which 1,800,000 shares were sold by the Company. On November 21, 1995, the Company's underwriters exercised their over-allotment option to purchase an additional 363,750 shares of Common Stock. The sale of the Common Stock resulted in net proceeds to the Company of approximately $31 million.

On May 28, 1996, the Company completed its acquisition of the materials management division of Continental Healthcare Systems, Inc. for a cash purchase price of approximately $13.9 million (the Matkon Acquisition). The Matkon division develops, markets, installs and services a line of hospital materials management software products which primarily run on a UNIX platform. The Company recorded charges of $8,453,000 for acquired in-process technology in connection with the Matkon Acquisition.

On October 20, 1996, the Company completed a public offering of its Common Stock in which 600,000 shares were sold by the Company. The sale of the Common Stock resulted in net proceeds to the Company of approximately $13 million.

Industry Overview

In recent years, governmental and market-driven reform initiatives have produced significant pressures on healthcare providers to control costs. In the past, the financial risk of healthcare delivery was principally absorbed by third-party payors, and providers were not focused on cost containment. Through managed care and provider capitation arrangements, the economic risk of healthcare delivery is shifting from payors to providers. In order to manage the risk, providers are being forced to change the way that they operate and are increasingly focused on measuring and controlling the cost of delivering care. The shifting of risk has also encouraged consolidation among healthcare providers and the emergence of integrated healthcare organizations in order to achieve economies of scale and operating efficiencies.

To date, there has been a lack of emphasis on integrated information systems that effectively manage the operational aspects of healthcare delivery. Most existing healthcare information systems address the billing and clinical aspects of healthcare delivery. Without the necessary information, it has been difficult for healthcare managers to allocate efficiently their resources -- people, supplies, facilities, equipment and services -- or to understand their costs. These tasks have been made more difficult by the operating complexity caused by provider consolidation and the emergence of integrated healthcare organizations.

Products

The Company's major product lines and products are set forth in the table below:


-------------------------------------------------------------------------------
       Product Line                  Products                 Description
-------------------------------------------------------------------------------
Materials Management      .  NOVA(R)  and
                             Nova.IDN(TM)            . Materials Management
                             Matkon(R) and MATKON
                             2000(R)
                          .  TITAN(R) and            . Payables Management
                             Titan.IDN(TM)
                          .  TouchScan(TM) and       . Point-of-Use Resource
                             TS2000(TM)                Management
                          .  Corporate
                             Communications          . Purchasing Contract
                             System(TM) and InterKon   Management

--------------------------------------------------------------------------------
Operating Room Logistics  .  ORBIT(TM) and ORBIT
                             Scheduling for Windows  . Operating Room Management


--------------------------------------------------------------------------------
Scheduling                .  Enterprise Scheduling(R). Enterprise-wide Patient
                                                       Scheduling
                          .  ESP(TM) for Windows(R)  . Enterprise-wide Staff
                                                       Scheduling
--------------------------------------------------------------------------------

The Company's products are personal computer-based and utilize either a Windows(R) or DOS platform, linked by a number of network operating systems, including Novell and Microsoft Windows NT. The Company's products are modular in design, share common databases and may be used independently or bundled together in order to provide an integrated resource management system solution that enables healthcare managers to improve efficiency and obtain the information needed to make strategic decisions regarding resource utilization. The Company's systems follow the American National Standards Institute (ANSI) HL7 and X12 standards to exchange data with other software.

Customer Service and Support

The Company provides its customers with a broad range of services that begin prior to product implementation and continue for the duration of their use. Service and support helps customers realize the benefits offered by the Company's software solutions and provides the Company with a significant base of recurring revenue. The services offered by the Company are priced separately and include the following:

     Network Verification and Design. Prior to the installation of the Company's software, customers can contract for a network analysis, which includes a survey of the customer's existing information systems, hardware and networks.

     Implementation Services. The Company offers implementation services at the time of a software purchase, including (i) loading of the software; (ii) analysis to identify required interfaces with other applications and the conversion, where necessary, of data from existing systems into the required formats; and (iii) hands-on education.

     Customer Education. The Company regularly conducts a wide range of product education seminars at its corporate headquarters.

     Service and Support. The Company provides customer service and support after installation of the software. Included with the basic service is 24-hour, toll-free access to customer support personnel.

     Consulting. The Company provides long-term staff management functions in an outsourcing capacity, on-site project management, including cost-benefit analysis and system optimization reviews.

Customers.

The Company's customers include healthcare providers located throughout the United States and in Canada. Historically, the Company has focused its marketing efforts on the large hospital market, which comprises the substantial majority of its customer base. More recently, the Company has expanded its marketing efforts to include small hospitals and alternate site providers such as outpatient clinics, ambulatory surgery centers and specialty laboratories. No single customer accounted for more than 5% of the Company's revenues in any of the last three fiscal years. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's business.

Sales and Marketing

The Company sells its products and services through a direct sales force located throughout the United States that is organized according to market segments. These segments include large hospitals, small hospitals and clinics, specialty laboratories and groups and healthcare networks. The sales cycle for the Company's systems and products varies substantially from customer to customer and typically requires six to twelve months.

Backlog

As of December 31, 1996, the Company had approximately $25 million of backlog (defined as unrecognized up-front fees pursuant to signed contracts) for software and services that had not yet been delivered. As of December 31, 1995, the Company's backlog was approximately $18 million. These backlog amounts do not include revenues related to annual support, maintenance and enhancement and continuing education fees. Based upon its experience, the Company anticipates that a majority of the backlog will be completed within twelve months. However, the Company is unable to predict with any degree of accuracy the amount of revenue it will achieve from its backlog in any particular quarter because the length of the implementation cycle is dependent to a great extent on factors outside the Company's control. These factors include the date on which the installation starts (which the customer may delay), the amount of internal resources that a customer commits to the installation process, the availability of customer hardware, the structure and size of databases which need to be converted and the number of interfaces with other information systems.

Product Development

The Company's product development strategy is directed at increasing the functionality and performance of current products, adapting its products for other healthcare market segments, integrating its products with products from other healthcare software vendors and creating or acquiring new products. The Company uses several methods to identify new product opportunities and enhancements to current products, including (i) targeted focus groups to collect feedback on specific requirements, (ii) co-development arrangements with specific customers and (iii) user conferences to achieve broad consensus on market needs.

Competition

The market for healthcare information systems is intensely competitive. The competitive factors affecting the market for the Company's software and services include: vendor and product reputation, availability of products on preferred computer and communications platforms, scalability, integration with other applications, functionality and features, ease-of-use, quality of support, documentation and training, product quality and performance, product innovation, price and the effectiveness of marketing and sales efforts. The relative importance of each of these factors depends upon the market segment. Certain of the Company's competitors have significantly greater financial, technical, research and development and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, consolidation in the healthcare information systems industry may permit the Company's competitors to have access to increased financial and administrative resources, greater technological capabilities and to realize other operational efficiencies and competitive advantages. Moreover, purchasers may prefer to buy computer systems from a single source provider. Because the Company focuses exclusively on healthcare resource management systems (as opposed to clinical or billing systems), it cannot serve as the sole source of computer software for healthcare organizations. The Company believes that its experience, its use of technology to create innovative solutions, its reputation for customer service and its ability to bring products to market faster than its competition through joint development partnerships with key customers will enable the Company to compete effectively in its marketplace.

Proprietary Rights and Licenses

The Company depends significantly upon proprietary technology. The Company relies on a combination of copyright, patent, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company believes that, because of the rapid pace of innovation within the computer software industry, factors such as the technological and creative skills of its personnel, frequent product enhancements and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

Typically, the Company distributes its products under software license agreements that grant a customer a nonexclusive, nontransferable license to use the Company's products for the customer's internal operation at designated sites. In general, the license agreements require the Company to deposit the source code for its software products in an escrow that may be accessed by the customer in the event of the Company's liquidation, dissolution or bankruptcy, or if the Company fails to cure a material breach of contract.

The Company uses the "TouchScan" name under an agreement with a third party. This agreement does not provide for the Company's use of the name in the specialty laboratory market. Consequently, the Company sells its point-of-use resource management product in this market under the name "TS2000(TM)."

Governmental Regulations

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Many federal and state legislators have announced that they intend to propose programs to reform the United States healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the environment in which providers operate. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's products and related services.

Employees

As of February 28, 1997, the Company had 436 full-time employees, of which 81 were in sales and marketing, 118 in product development, 195 in customer services and 42 in administration. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. None of the Company's employees are represented by a labor union, and the Company is not aware of any organizational efforts on behalf of any labor unions involving the Company's employees.

Item 2.  Properties

The Company leases approximately 59,000 square feet of space at its corporate headquarters located in Wheeling, Illinois, pursuant to leases which expire on December 31, 2001, with renewal options through December 31, 2006 and approximately 12,100 square feet of space in Overland Park, Kansas pursuant to a sublease which expires on September 30, 1998 (cancelable subsequent to June 1, 1997).

Item 3.  Legal Proceedings

The Company is not a party to any material litigation, and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company had 131 holders of record of its Common Stock at March 12, 1997 and approximately 1,700 beneficial owners. Since the Company's initial public offering on October 20, 1995, the Company's common stock has been traded on the Nasdaq National Market of The Nasdaq Stock Market under the symbol: "ESIX". As of December 31, 1996, the Company had outstanding 8,131,248 shares of Common Stock. Information with respect to quarterly high and low sales prices for the Common Stock is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has never declared nor paid any cash dividends on its capital stock. The Company currently intends to retain its net income to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

The following historical selected consolidated financial and operating data have been derived from the audited consolidated financial statements as of the end of and for each of the fiscal years in the five-year period ended December 31, 1996. The following financial data should be read in conjunction with those financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                      Year Ended December 31,
                                                      -----------------------

                                            1996     1995      1994      1993      1992
                                          --------  -------  --------  --------  --------
                                              (in thousands, except per share data)
Statement of Income Data:
Revenues
  Software............................... $23,638   $16,104  $11,762   $ 9,065   $ 7,304
  Services...............................  25,238    16,498   12,343    10,653     8,567
  Hardware...............................   3,440       646      607       709     1,153
                                          -------   -------  -------   -------   -------
     Total revenues......................  52,316    33,248   24,712    20,427    17,024
                                          -------   -------  -------   -------   -------
Operating costs and expenses
  Software development...................   9,522     7,536    6,377     4,237     3,505
  Service and support....................  14,873    10,742    8,629     7,187     5,607
  Hardware...............................   3,101       786      682       717     1,112
  Sales and marketing....................  11,650     8,832    5,984     4,455     3,347
  Administration.........................   6,713     3,887    2,878     2,545     2,107
  Acquired in-process technology.........   8,453       ---      ---       ---       ---
                                          -------   -------  -------   -------   -------
     Total operating costs and expenses..  54,312    31,783   24,550    19,141    15,678
                                          -------   -------  -------   -------   -------
Income (loss) from operations............  (1,996)    1,465      162     1,286     1,346
Interest income (expense), net...........     749        17     (114)     (198)     (132)
                                          -------   -------  -------   -------   -------
Income (loss) before income taxes........  (1,247)    1,482       48     1,088     1,214
Income tax expense (benefit).............    (308)      682       20       339       455
                                          -------   -------  -------   -------   -------
Net income  (loss)....................... $  (939)  $   800  $    28   $   749   $   759
                                          =======   =======  =======   =======   =======
Net income (loss) per share.............  $ (0.12)  $  0.13  $  0.01   $  0.15   $  0.16
                                          =======   =======  =======   =======   =======
Shares used in computing net income
     (loss) per share (1)...............    7,619     6,279    5,383     4,886     4,711
                                          =======   =======  =======   =======   =======

                                                           December 31,
                                                           -----------

                                            1996     1995     1994      1993      1992
                                          -------   -------  -------   -------   ------
Balance Sheet Data:                                       (in thousands)
Cash and cash equivalents...............  $15,510   $11,403  $ 1,588   $ 1,901   $1,665
Working capital.........................   39,485    30,368    4,924     3,046    3,303
Total assets............................   66,231    48,926   15,752    12,842    9,963
Long-term debt, less current portion....      ---       ---      ---       291    1,057
Total stockholders' equity..............   54,826    40,406    8,737     5,028    2,769
---------------------------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC.

Overview

The Company develops, implements and services an integrated suite of resource management products to assist healthcare providers in managing operations and reducing costs. The Company derives its revenues from software licenses, installation services, ongoing support, maintenance and enhancement services, product education, consulting and the sale of computer hardware.

The selling cycle for the Company's software products has generally ranged from six to twelve months, culminating with the signing of a license agreement. These agreements provide for up-front fees for each of a system's components, including the software license, installation services, initial product education and hardware (if required), as well as annual fees for ongoing support, maintenance and enhancements. Payment terms for up-front fees generally provide for remittances upon contract signing, software load, initial operational use and post-installation review. The agreements typically provide for a minimum of one year of support, maintenance and enhancement fees, renewable annually. Fees for support and maintenance are billed monthly, while enhancement fees are billed annually. The Company also offers continuing product education and on-site consulting services.

The Company's quarterly results of operations have been seasonal with a greater proportion of the Company's revenues and operating profitability occurring in the second half of the year. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

Results of Operations

The table below sets forth for the periods indicated (i) the statement of operations data expressed as a percentage of revenues, and (ii) the percentage change in each line item from the prior period.

                                           Percentage of Total
                                                 Revenues
                                                Year Ended                Percentage Change
                                               December 31,               -----------------
                                           -------------------      1996 Compared    1995 Compared
                                           1996    1995    1994        to 1995          to 1994
                                          ------  ------  ------    -------------    -------------
Statement of Operations Data:
Revenues
  Software...............................    45%     48%     48%         47%              37%
  Services...............................    48      50      50          53               34
  Hardware...............................     7       2       2           *                6
                                           ----    ----    ----
     Total revenues......................   100     100     100          57               35
                                           ----    ----    ----
Operating costs and expenses
  Software development...................    18      23      26          26               18
  Service and support....................    28      32      35          38               24
  Hardware...............................     6       2       3           *               15
  Sales and marketing....................    22      27      24          32               47
  Administration.........................    13      12      11          73               35
  Acquired in-process technology.........    16       -       -           *                *
                                           ----    ----    ----
     Total operating costs and expenses..   103      96      99          71               29
                                           ----    ----    ----
Income (loss) from operations............    (3)      4       1           *                *
Interest income, net.....................     1                           *                *
                                           ----    ----    ----
Income (loss) before income taxes........    (2)      4       1           *                *
Income tax expense (benefit).............             2                   *                *
                                           ----    ----    ----
Net income (loss)........................   (2)%      2%      1%          *                *
                                           ====    ====    ====
------------------------

* Not meaningful

Revenues

The Company derives its revenues from software licenses, installation services, ongoing support, maintenance and enhancement services, product education, consulting and the sale of computer hardware. Total revenues from all sources for 1996 were $52,316,000, an increase of $19,068,000 or 57% from 1995 total revenues of $33,248,000. Total revenues in 1995 increased $8,536,000 or 35% over 1994 revenues of $24,712,000.

Software. In 1996, software revenues were $23,638,000, a 47% increase over 1995. From 1994 to 1995, software revenues increased 37% from $11,762,000 to $16,104,000. The increases are attributable to expansion of the Company's sales force, product offerings and marketing efforts.

Services. Services revenues for 1996 increased $8,740,000, or 53%, over 1995 to $25,238,000. Services revenues in 1995 of $16,498,000 represented an increase of 34% over 1994 services revenues. The increase in services revenues is related to the increase in software revenues coupled with an increase in consulting services revenues and growth in recurring support fees.

Hardware. Hardware revenues in 1996 increased $2,794,000 over 1995 to $3,440,000. Hardware revenues in 1995 increased $39,000, or 6%, over 1994 to $646,000. The increase in hardware revenues in 1996 is principally attributable to increased sales of TouchScan and TS2000, as well as equipment sales derived from Matkon products.

Costs and Expenses

Software Development. Software development expenses increased to $9,522,000 in 1996 from $7,536,000 in 1995 and $6,377,000 in 1994. The increases in these expenses related to development work on new releases of each of the Company's product lines and the ongoing conversion of its DOS-based products to a Windows-based platform.

The Company capitalized $1,281,000, $624,000, and $539,000, in 1996, 1995 and
1994, respectively, of software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized over the estimated life of the related products (up to four years). Amounts capitalized, net of amounts amortized, represent 11%, 8%, and 8% of total software development spending for 1996, 1995 and 1994, respectively.

Service and Support. Service and support expenses increased to $14,873,000 in 1996 from $10,742,000 in 1995 and $8,629,000 in 1994. The increases in these expenses are attributable to the hiring of additional implementation personnel and related travel. As a percentage of total revenues, service and support expenses decreased from 35% and 32% in 1994 and 1995, respectively, to 28% in 1996.

Hardware. Hardware costs were $3,101,000, $786,000 and $682,000 in 1996, 1995 and 1994, respectively. The fluctuations in hardware costs are attributable to the proportionate fluctuations in hardware revenues in each year.

Sales and Marketing. Sales and marketing expenses increased to $11,650,000 in 1996 from $8,832,000 in 1995 and $5,984,000 in 1994. The increases in these expenses are attributable to the expansion of the Company's sales force and the commissions earned, which increased due to the revenue growth over the prior year.

Administration. Administration expenses increased to $6,713,000 in 1996 from $3,887,000 in 1995 and $2,878,000 in 1994. During 1996, the increase in administration expenses resulted from an increase in public company related expenses, amortization of intangible assets acquired in the Matkon Acquisition and provision for bad debts, which has increased with the increase in revenues. The increase in administration expenses during 1995 was a result of additions to the management team and investments in the Company's telecommunications and computer infrastructure. As a percentage of total revenues, administration expenses has remained relatively constant for the years presented.

Acquired In-Process Technology. The Company recorded a nonrecurring charge of $8,453,000 for acquired in-process technology in connection with the Matkon Acquisition.

Interest. Prior to its initial public offering in October 1995, the Company borrowed primarily to finance seasonal working capital needs. A portion of the proceeds from the initial public offering was used to repay all outstanding debt. Net interest income for 1996 was $749,000 as compared to net interest income of $17,000 for 1995. The increase in net interest income in 1996 was primarily attributable to the investment of a portion of the proceeds from the initial public offering and the subsequent directed placement offering in interest-bearing securities.

Income Taxes. The Company reflected an income tax benefit of $308,000 (effective rate of 25%) in 1996, compared to income tax expense of $682,000 (effective rate of 46%) in 1995 and $20,000 (effective rate of 42%) in 1994. The change in the effective rate in 1996 is due to the Company's treatment of the write-off of acquired in-process technology for tax purposes. The increase in the effective rate in 1995 is attributable to the incurrence of a greater proportion of nondeductible travel-related expenses.

Liquidity and Capital Resources

Prior to its initial public offering in 1995, the Company met its capital needs through a combination of cash flow from operations and proceeds from issuance of Common Stock. The seasonality of the Company's business has historically necessitated the use of short-term borrowings at various times during the year. The Company currently has an $18 million unsecured revolving credit line bearing interest at an adjusted prime or LIBOR rate plus a certain percentage, which is available to fund short-term liquidity needs and other general corporate purposes. As of February 28, 1997, the Company had no outstanding borrowings under the line of credit.

On October 25, 1995, the Company completed an initial public offering of its Common Stock. The initial public offering resulted in net proceeds to the Company of approximately $31,282,000. On October 20, 1996, the Company completed a directed private placement of its Common Stock in which 600,000 shares of Common Stock were sold by the Company. The sale of the Common Stock resulted in net proceeds to the Company of approximately $13 million. Management believes that the net proceeds from these offerings, together with existing cash and cash equivalents, cash flow from operations and borrowings under its line of credit, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

On May 28, 1996, the Company completed the Matkon Acquisition for a cash purchase price of approximately $13.9 million. The Matkon division develops, markets, installs and services a line of hospital materials management and software products which primarily run on a UNIX platform. The Matkon Acquisition resulted in declines in cash and investment securities, and increases in a number of asset accounts reflecting the acquisition of tangible and intangible assets.

The Company has no outstanding material purchase commitments. The Company is obligated to make minimum royalty payments in the aggregate amount of approximately $4.3 million under certain license agreements of which approximately $1.0 million has been paid.

The Company does not believe that inflation has had a material impact on its results of operations.

Quarterly Results of Operations

The following table sets forth an unaudited summary of financial data for fiscal years 1996 and 1995. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The Company's quarterly results of operations have been seasonal, with a greater proportion of the Company's revenues and operating income occurring in the second half of the year. This seasonality is primarily attributable to (i) hospital budgeting practices that are characterized by a disproportionately larger amount of spending in the second half of the calendar year, and (ii) the Company's sales force compensation program, which is based significantly on achieving sales quotas by the end of September.



                                            First     Second     Third     Fourth
                                           Quarter    Quarter   Quarter   Quarter
                                          ---------  ---------  --------  --------
1996                                       (in thousands, except per share data)
----
Total revenues..........................   $ 9,597    $11,446    $13,945   $17,328
Income (loss) from operations...........       340     (7,730)     1,432     3,962
Net income (loss).......................       356     (4,633)       869     2,469
Net income (loss) per share.............   $  0.04    $ (0.62)   $  0.11   $  0.29
Shares used in computing net income
 (loss) per share........................    8,030      7,510      8,017     8,501

Common Stock Price (1)
     High...............................   $30 1/2    $39 5/8    $28 1/4   $25 1/2
     Low................................   $    23    $27 1/4    $18 7/8   $13 1/2

1995
----
Total revenues..........................   $ 6,810    $ 7,630    $ 8,242   $10,566
Income (loss) from operations...........      (270)      (148)       140     1,743
Net income (loss).......................      (228)      (132)        43     1,117
Net income (loss) per share.............   $ (0.04)   $ (0.02)   $  0.01   $  0.15
Shares used in computing net income
 (loss) per share.......................     5,524      5,525      5,520     7,420

Common Stock Price (1)
     High...............................       N/A        N/A        N/A   $37 3/4
     Low................................       N/A        N/A        N/A   $17 3/4

--------------------

(1) Sale prices reported on the Nasdaq National Market. Trading in the Company's Common Stock commenced on October 20, 1995.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company are annexed to the report as pages F-1 to F-16. An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

     The Company's executive officers and directors are as follows:

Name                           Age  Position with the Company
----                           ---  -------------------------
Glen E. Tullman                37   Chief Executive Officer and Director
Joseph E. Carey                39   President and Secretary
David B. Mullen                46   Chief Financial Officer
Steven M. Katz                 47   Chief Operating Officer
Stanley A. Crane               47   Chief Technology Officer
David A. Carlson               44   Executive Vice President
James H. Ray                   55   Senior Vice President, Finance and Treasurer
Robert W. Rook, Jr.            44   Executive Vice President, Human Resources
Thomas R. Hutchison (1)(2)(3)  56   Chairman of the Board and Director
Robert A. Compton (2)(3)       41   Director
Bernard Goldstein (1)(2)       66   Director
M. Fazle Husain (1)(3)         32   Director

(1) Member of Compensation Committee of the Board of Directors
(2) Member of Audit Committee of the Board of Directors
(3) Member of Stock Option Committee of the Board of Directors

     Glen E. Tullman has served as a Director of the Company since March 1993 and as Chief Executive Officer since October 1994. From 1983 to 1994, Mr. Tullman was employed by CCC Information Services Inc., a computer software company servicing the insurance industry, most recently as President and Chief Operating Officer. He serves on the Board of Directors of Insurance Auto Auctions, Inc. Mr. Tullman holds a B.A. degree from Bucknell University and a degree from St. Antony's College, Oxford University, Oxford, England.

     Joseph E. Carey has served as President of the Company since April 1993 and has served as Secretary since November 1994. From 1987 to April 1993, Mr. Carey held various management positions with the Company in product management and operations. From 1986 to 1987, he was employed by BioTechnica Diagnostics, Inc. as Director of Finance and Administration. From 1980 to 1986, he was employed by Ernst & Young LLP, most recently as Audit Manager. Mr. Carey holds a B.B.A. degree from the University of Notre Dame and an M.B.A. degree from the University of Chicago.

     David B. Mullen has served as Chief Financial Officer of the Company since January 1995. From 1983 to 1995, Mr. Mullen was employed in various positions by CCC Information Services Inc., including Vice Chairman, President and Chief Financial Officer. Prior to that, he was employed by Ernst & Young LLP. Mr. Mullen holds an A.B. from Princeton University and an M.B.A. degree from the University of Pennsylvania.

     Steven M. Katz has served as Chief Operating Officer of the Company since November 1994. From December 1993 to November 1994, Mr. Katz was employed by CCC Information Services Inc. as President of its Insurance Division. From January 1993 to December 1993, he was employed as Chief Operating Officer by Melson Technologies, Inc., a computer software company serving the real estate industry. From 1990 to December 1992, Mr. Katz was employed by LPC/A Pitney Bowes Co., a direct-Marketing computer software company, most recently as President. Prior to that, Mr. Katz held various positions with Xerox Corporation and International Business Machines Corp. ("IBM"). Mr. Katz holds a B.S. degree from the University of Illinois.

     Stanley A. Crane has served as Executive Vice President, Software Engineering of the Company since July 1995 and recently was named Chief Technology Officer. From February 1995 to May 1995, Mr. Crane was employed by Global Village Communications, a computer software company, as Director of Software. Additionally, from December 1994 to June 1995, Mr. Crane provided Internet consulting services to IBM and Network computing Devices, Inc. From March 1993 to November 1994, Mr. Crane was employed by Lotus Development Corporation, a computer software company, most recently as Senior Director of Research and Development. From December 1991 to February 1993, he was employed by WordStar International, Inc., a computer software company, most recently as Vice President of Research and Development. From July 1989 to November 1991, Mr. Crane was employed by Ashton-Tate, Inc., a computer software company, most recently as Director of Product Development for DBASE IV. Mr. Crane holds a B.A. degree from Fort Lewis College and an M.A. degree from the University of Wyoming.

     David A. Carlson, a co-founder of the Company, has served as Executive Vice President, Business Development of the Company since November 1994. Since the Company's inception, Mr. Carlson has held various management positions with the Company, including Executive Vice President, Strategic Alliances; Chief Operating Officer; and Senior Vice President, Software Development. Mr. Carlson serves as a founding Director of the Health Level 7 (HL7) International Standard Organization.

     James H. Ray has served as Senior Vice President, Finance since January 1995. From 1987 to January, 1995, Mr. Ray served as Chief Financial Officer of the Company. Mr. Ray also served as Secretary from 1987 until November 1994 and Treasurer from 1987 to present. Mr. Ray holds a B.S. degree from the University of Illinois.

     Thomas R. Hutchison has been a Director of the Company since June 1983 and has served as Chairman of the Board since July 1995. He serves as Chairman and Chief Executive Officer of Hawkeye Argus, Inc., a private investment company with diversified investments. From 1964 until August 1, 1995, Mr. Hutchison was employed by Merrill Lynch and Co., Inc., most recently as First Vice President-Private Client Group.

     Robert A. Compton has served as a Director of the Company since May 1993. Since 1988, Mr. Compton has been a general partner of CID Equity Partners, L.P. From 1985 to 1988, he served as an investment manager with First Chicago Venture Capital. Mr. Compton serves as a Director of Sofamor Danek Group, Inc., a medical devices manufacturer, and as a Director of six private companies. Mr. Compton is also a Director of the Ewing Marion Kauffman Foundation.

     Bernard Goldstein has served as a director of the Company since March 1993. Mr. Goldstein is a Director of Broadview Associates LLC, an investment banking firm, where he previously served as a Managing Director from 1979 through 1996. Mr. Goldstein currently serves as a Director of Apple Computer, Inc. where he is the Chairman of the Audit committee. Mr. Goldstein also serves as a Director of SPSS, Inc., Sungard Data Systems, Inc. and Franklin Electronic Publishers, Inc. He is the Past President of the Information Technology Association of America.

     M. Fazle Husain has served as a Director of the Company since August 1994. Mr. Husain is a Vice President of Morgan Stanley & Co. Incorporated, an investment banking firm ("Morgan Stanley") where he has been employed since 1991, and is the Managing General Partner of certain partnerships affiliated with Morgan Stanley which beneficially own Common Stock of the Company. Mr. Husain was also employed at Morgan Stanley from 1987 until 1989. Mr. Husain serves on the Board of Directors of Cambridge Heart, Inc. and several private healthcare and healthcare information technology companies.

     The Board of Directors of the Company may consist of up to nine members and is divided into three classes with staggered three year terms. Currently, the Board consists of five persons. Messrs. Husain and Hutchison serve in the class whose term expires on the date of the annual meeting of stockholders next following the end of fiscal 1996; Mr. Tullman serves in the class whose term expires on the date of the annual meeting of stockholders next following the end of fiscal 1997; and Messrs. Goldstein and Compton serve in the class whose term expires on the date of the annual meeting of stockholders next following the end of fiscal 1998. The executive officers of the Company are elected at each annual meeting of the Board of Directors and serve at the discretion of the Board.

Compliance With Section 16(a) Of The Securities Exchange Act of 1934

     Section 16(a) of the securities Exchange Act requires the Company's directors and executive officers, and any persons who own more than ten percent of the Company' Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1996, all such Section 16(a) filing requirements were complied with.

Item 11. Executive Compensation

General

     The following table sets forth compensation awarded or earned by the Company's Chief Executive Officer and the four other most highly paid executive officers during the year ended December 31, 1996 (the "Named Executive Officers"):

                                                    Summary Compensation Table
                                                                                                      Long-Term
                                                  Annual Compensation                                Compensation
                                                  -------------------                                ------------
                                  Fiscal                              Other Annual             Options           All Other
Name and Principal Position       Year        Salary       Bonus      Compensation (3)     (No. of Shares)     Compensation/1/
---------------------------       -------    --------     --------    ----------------     ---------------     ---------------
Glen E. Tullman(2)                1996       $214,583     $100,855            -                    -                   -
 Chief Executive Officer          1995        200,000       42,000            -                    -                   -
                                  1994(2)      50,000        1,000         $3,000               144,846                -

Joseph E. Carey                   1996        155,500       73,085            -                  10,000                -
 President and Secretary          1995        132,000       27,720            -                  17,500                -
                                  1994        121,000       45,980            -                    -                $7,653

David B. Mullen                   1996        192,500       90,475            -                  10,000                -
 Chief Financial Officer          1995(4)     160,410       28,072            -                  77,500                -


Steven M. Katz                    1996        182,500       85,775            -                  10,000                -
 Chief Operating Officer          1995        170,000       29,750            -                  17,500                -
                                  1994(5)      22,558          451            -                  55,000                -

David A. Carlson                  1996        133,350       40,172            -                     -                  -
 Executive Vice President,        1995        120,900       16,322            -                  12,500                -
 Business Development             1994        113,400       36,288            -                     -                7,601

-------------------------------

(1) These amounts represent contributions to the Company's Employee Stock Ownership Plan (the "ESOP"). The ESOP was merged into the Company's 401(k) Retirement Plan in October 1995. No contributions to the ESOP have been made since 1994, although forfeitures by existing participants will cause additional allocations to other participants, including certain of the Named Executive Officers. See "Management Compensation--401(k) Retirement Plan."

(2) Mr. Tullman's salary and bonus in 1994 reflect amounts paid from the commencement of his employment with the Company in October 1994 through the fiscal year ended December 31, 1994.

(3) Mr. Tullman earned $3,000 as an outside director of the Company prior to his employment.

(4)  Mr. Mullen became the Company's Chief Financial Officer on January 23,
     1995.

(5) Mr. Katz' salary and bonus in 1994 reflect amounts paid from the commencement of his employment with the Company in November 1994 through the fiscal year ended December 31, 1994.

Executive Option Grants

     The following table contains information concerning the stock option grants made to each of the Named Executive Officers in 1996.

                         Option Grants in Fiscal 1996
                               Individual Grants
                               -----------------

                                                                                                Potential Realizable Value at
                                       Percent of                                                  Assumed Annual Rates of
                      Number of       Total Options        Exercise                             Stock Price Appreciation for
                       Options     Granted to Employees     Price          Expiration                 Option Term/(2)/
Name                 Granted/(1)/     in Fiscal 1996      Per Share           Date                 5%                 10%
----                 -----------   --------------------   ---------        ----------           --------            --------
Glen E. Tullman             --               --            $   --                 --            $     --            $     --
Joseph E. Carey         10,000             7.6%             22.25            7/16/06             139,939             354,608
David B. Mullen         10,000             7.6%             22.25            7/16/06             139,939             354,608
Steven M. Katz          10,000             7.6%             22.25            7/16/06             139,939             354,608
David A. Carlson            --               --                --                 --                  --                  --

-------------
(1) Generally, options granted under the Company's Long-Term Incentive Compensation Plan become exercisable over a three-year period at the rate of 33% per year and hve ten-year terms so long as the optionee's employment with the Company continues.

(2) Future value of current-year grants assuming appreciation in the market value of the Common Stock of 5% and 10% per year over the ten-year option period. The actual value realized may be greater than or less than potential realizable values set forth in the table.

Option Exercises and Holdings

     The following table sets forth information concerning option exercises and holdings with respect to each of the Named Executive Officers as of December 31, 1996.

Option Value as of December 31, 1996

                                                            Number of Unexercised          Value of Unexercised In-the-
                                                                 Options at                     Money Options at
                           Number of                          December 31, 1996               December 31, 1996/(1)/
                            Shares          Value         --------------------------      -----------------------------
Name                       Exercised       Realized       Exercisable  Unexercisable      Exercisable     Unexercisable
----                       ---------      ----------      -----------  -------------      -------------   -------------
Glen E. Tullman/(2)/        57,000        $1,178,640        44,907        57,939            $789,016        $1,017,988
Joseph E. Carey             15,000           325,200        50,834        21,666             895,775           100,350
David B. Mullen              5,000           101,600        30,000        52,500             439,250           583,525
Steven M. Katz              16,875           249,900        30,209        35,416             472,194           341,938
David A. Carlson                --                --        54,167         8,333             990,425            87,850

-------------

(1) Value of unexercised options equals fair market value of a share into which the option can be converted at December 31, 1996 (market price $23.50), less exercise price, times the number of options outstanding.
(2) Does not include options to purchase 144,846 shares of Common Stock currently outstanding and held by Thomas R. Pirelli, 86,907 of which are currently exercisable.

Employment Agreements

     Each of the Named Executive Officers has an employment agreement with the Company. The agreements fix each of the officers' base compensation and provide for reimbursement of travel and other expenses in connection with such officers' employment. In general, the agreements provide for annual bonuses of up to 40% of the officer's salary upon attaining certain performance objectives determined by the Board at the beginning of the calendar year. The initial term of the agreements expired on August 31, 1996, are renewable for successive periods of one year after expiration of the initial term (each agreement was renewed for one year after expiration of the initial term) and are terminable by the Company with cause, as defined in the employment agreements. Upon termination by the Board without cause, the executive will be entitled to receive a payment equal to his then current annual base salary, in addition to all compensation earned but unpaid as of the date of termination. If so terminated, the Company will be obligated to pay the following amounts to the Named Executive Officers: Mr. Tullman, $275,000; Mr. Carey, $205,000; Mr. Mullen, $230,000; Mr. Katz,
$220,000; and Mr. Carlson, $135,000. In addition, if employment of any officer is terminated by the Company within twelve months of a change in control, the executive will be entitled to the following additional benefits: (i) any options to purchase Common Stock, which would otherwise be nonvested, will immediately vest; (ii) 100% of the bonus to which he would have otherwise been entitled had he been employed on the last day of the calendar year (and then been terminated); and (iii) payment of his health insurance premiums for the duration of the COBRA continuation period. These employment agreements also contain confidentiality and noncompetition provisions for the terms as set forth in each agreement.

Long-Term Incentive Compensation Plan

     The Board has adopted the Enterprise Systems, Inc. Long-Term Incentive Compensation Plan (the "Plan"), which was an amendment and restatement of the Company's 1993 Stock Option Plan. The purpose of the Plan is to promote the interests and enhance the value of the Company by linking the personal interests of its employees and directors with those of its stockholders, by inducing individuals of outstanding ability and potential to join and remain with the Company, by encouraging and enabling eligible employees and directors to acquire proprietary interests in the Company, and by providing the participating employees and directors with an additional incentive to promote the success of the Company.

     Awards under the Plan may be in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options), stock awards, restricted stock grants, stock appreciation rights ("SARs") and performance shares (collectively, "Awards"). The Plan also includes the formula program. The formula program provides for the automatic grant of options to purchase shares of Common Stock to nonemployee directors of the Company. Pursuant to the terms of the formula program, each director of the Company who is not otherwise employed by the Company automatically will be granted an option to purchase 5,000 shares of Common Stock upon his or her initial election to the Board. The option will vest in three annual installments, with the first such installment to vest on the first anniversary of the option grant date.

     Awards will be evidenced by a written agreement, setting forth the terms and conditions of that Award, which need not be identical for each Award. Any Award issued under the Plan that is forfeited, expired or terminated prior to vesting or exercise will again become available for grant under the Plan.

     The Plan is administered by the Option Committee of the Board (Option Committee). The Option Committee has discretion to determine which "key employees" and "key non-employees" (non-employee directors, consultants or independent contractors) will be recipients of Awards under the Plan, and to establish the terms, conditions and limitations of each Award (subject to the terms of the Plan and the applicable provisions of the

Internal Revenue Code), including the type and amount of the Award, the number of shares of Common Stock to be subject to any Award of options or restricted stock, or the amount of cash or rights to be included in an Award, the exercise price of any options, and the date or dates upon which options become exercisable or upon which any restrictions applicable to any Award lapse. Other than through the Award of formula options, the members of the Option Committee must not have received any Award pursuant to the Plan or any similar plan for one year prior to being appointed to the Option Committee, or for such other time period necessary to fulfill the then current Rule 16b-3 requirements under the Securities Exchange Act of 1934, as amended. The Option Committee also has full power to construe and interpret the Plan and the Awards granted under the Plan, and to establish rules and regulations necessary or advisable for its administration. The determination of the Option Committee with respect to any matter under the Plan to be acted upon by the Option Committee is conclusive and binding.

     Awards under the Plan may be granted only to key employees and key non-employees of the Company and its subsidiaries. The Option Committee determines whether a particular employee or non-employee qualifies as a key employee or key non-employee. Awards also may be granted to a prospective employee, conditioned upon such person becoming an employee. Members of the Option Committee are not eligible for Awards while serving on the Option Committee, unless the Award is made pursuant to a formula that either states the amount and price of the Common Stock to be awarded to the members of the Option Committee and specifies the timing of the Award, or sets a formula that determines the amount, price, and timing of the Award using objective criteria.

     The Option Committee, in its sole discretion, but subject to the provisions of the Plan, determines the persons to whom Awards are granted, and the number of shares, if any, to be covered by each Award, taking into account the nature of the employment rendered by the individuals being considered, or the nature of their engagement, their annual compensation or pay, their present and potential contributions to the success of the Company, and such other factors as the Option Committee may deem relevant.

     In the event the Company pays a stock dividend or makes a distribution of shares, or splits up, combines, reclassifies or substitutes other securities for its outstanding shares of Common Stock, the Option Committee shall make an appropriate adjustment to the number of shares subject to outstanding Awards and the exercise prices thereof.

     The Board may amend the Plan in any respect, except that the following changes may not be made without stockholder approval: (i) the maximum number of shares available for Awards may not be increased (except upon stock splits and dividends, combinations and similar events), (ii) the requirements as to eligibility may not be materially modified, (iii) the cost of the Plan or benefits to Participants may not be materially modified, (iv) the period during which Awards may be granted or exercised may not be extended, (v) the provisions of the Plan regarding Option price may not be modified, and (vi) the class of employees eligible to receive Incentive Options may not be modified.

     The Board may terminate the Plan at any time. However, no termination or amendment will affect the rights of participants under Awards previously granted without a participant's consent. Unless previously terminated, the Plan will terminate on September 27, 2005, and no Awards shall be made after that date.

     The maximum number of Common Stock which may be issued and sold under the Plan, subject to adjustment, is 1,114,846 shares. As of the February 28, 1997, the Company had outstanding options to purchase an aggregate of 867,150 shares of Common Stock at per share exercise prices ranging from $4.57 to $38.50. As of February 28, 1997, no shares of Common Stock have been issued pursuant to restricted stock awards and a total of 22,977 shares of Common Stock remain available for issuance under the Plan. In general, options automatically vest upon a change in control of the Company depending on the terms of each individual grant.

401(k) Retirement Plan

     The Enterprise Systems, Inc. 401(k) Savings Plan (the "401(k) Plan") is a tax qualified "cash or deferred" arrangement under Section 401(k) of the Internal Revenue Code in which all of the Company's employees, including executive officers, are eligible to participate after completing three months of service. Participants will be able to defer up to 15% of their salary (to a maximum of $9,500 in 1996, as adjusted annually) to be contributed to a trust fund and invested, at the participant's election, in equity or fixed income investments offered by the administrator of the 401(k) Plan. The employees' contributions are fully vested and nonforfeitable at all times. A participant's contributions become distributable upon the participant's retirement, death, disability or other termination of employment and, under certain emergency circumstances, may be distributed during employment.

     In October 1995 the Company merged its Employee Stock Ownership Plan (the "ESOP") into the 401(k) Plan with stock account balances from the ESOP transferring to the 401(k) Plan. The trustee of the 401(k) Plan is Emjay Corporation. Shares of Common Stock that have been allocated to participants under the ESOP and which remain as part of their account balances under the 401(k) Plan will be voted by the trustee in accordance with directions from each participant. Any allocated Common Stock with respect to which voting directions are not given will be voted by the trustee. The trustee is under a fiduciary duty to act and vote in the best interest of the participants.

Director Compensation

     Directors who are not executive officers of the Company are paid a fee of $1,000 for each Board meeting attended in person and are reimbursed for travel expenses incurred in connection with attending meetings. Directors are not entitled to additional fees for serving on committees of the Board. Pursuant to the terms of the formula program of the Company's 1993 Stock Option Plan, each current director of the Company who was not otherwise employed by the Company when he became a director automatically was granted an option to purchase 15,000 shares of Common Stock upon his initial election to the Board. These options vest in three annual installments of 5,000 shares each. Messrs. Goldstein, Hutchison and Tullman each received options to purchase 15,000 shares of Common Stock, 5,000 of which vested on January 1, 1994, 1995 and 1996. These options are exercisable at $4.57 per share. When two partnerships controlled by CID Equity Partners I, L.P. ("CID") became principal stockholders of the Company in April 1993, CID acquired the right to appoint a nominee to the Board (this right was terminated in connection with the Company's initial public offering). After the election of its nominee, Mr. Compton, CID was granted an option to purchase 15,000 shares of Common Stock, 5,000 of which vested on January 1, 1994, 1995 and 1996. These options are exercisable at a price per share of $4.57. When affiliates of Morgan Stanley & Co., Incorporated ("Morgan Stanley") became principal stockholders of the Company in March 1994, they also acquired the right to appoint a nominee to the Board (this right was also terminated in connection with the Company's initial public offering). Upon the election of such nominee (who has since resigned and been replaced by Mr. Husain), Morgan Stanley was granted an option to purchase 15,000 shares of Common Stock, 5,000 of which vested on April 21, 1995 and 1996 and 5,000 of which will vest on April 21, 1997. These options are exercisable at $5.60 per share. Pursuant to the terms of the formula program of the Company's Long-Term Incentive Compensation Plan, each director of the Company appointed after October 20, 1995, who is not otherwise employed by the Company, automatically will be granted an option to purchase 5,000 shares of Common Stock upon his or her initial election to the Board. The option will vest in three equal annual installments.

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

Responsibilities and Composition of the Committee

     The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for (i) establishing compensation programs for executive officers of the Company designed to attract, motivate and retain key executives responsible for the Company's success; (ii) administering and maintaining such programs in a manner that will benefit the long-term interests of the Company and its stockholders; and (iii) determining the compensation of the Company's executive officers. The Committee is composed entirely of directors who have never served as employees of the Company.

Compensation Philosophy and Objectives

     The Committee believes that the Company's executive officer compensation should be determined according to a competitive framework and based on overall financial results, individual contributions and teamwork that help build value for the Company's stockholders. Within this overall philosophy, the Committee bases the compensation program on the following principles:

 .    Compensation levels for executive officers are benchmarked to the outside market, utilizing information from proxy materials of companies included in the stockholder return performance graph below. Compensation decisions are made by referring to information in this material regarding two groups of companies: companies with annual revenues of $25 to $250 million, with which the Company is expected to compete for executive talent; and the companies included in the performance graph, with which the Company can expect to compete for investors.

 .    The total compensation opportunity is targeted to the mid-range of these companies; incremental amounts may be earned above or below that level depending upon corporate and individual performance. The Committee considers it essential to the vitality of the Company that the total compensation opportunity for executive officers remains competitive with similar companies in order to attract and retain the talent needed to manage and build the Company's business.

 .    Compensation is tied to performance. A significant part of the total compensation opportunity is at risk, to be earned only if specific goals are met.

 .    Incentive compensation is designed to reinforce the achievement of both short- and long-term corporate objectives.

 .    Executives' interest in the business should be directly linked to the interests and benefits received by the Company's stockholders.

Process and Compensation Components

     The process utilized by the Committee in determining executive officer compensation levels for all of these components is based upon the Committee's subjective judgment and takes into account both qualitative and quantitative factors. No weights are assigned to such factors with respect to any compensation component. Among the factors considered by the Committee are the recommendations of the Chief Executive Officer with respect to the compensation of the Company's other key executive officers. However, the Committee makes the final compensation decisions concerning such officers.

     In making compensation decisions, the Committee considers compensation practices and financial performance of the Peer Group (as defined below) as well as periodic surveys prepared by a nationally recognized compensation consulting firm. This information provides guidance to the Committee, but the Committee does not target total executive compensation or any component thereof to any particular point within, or outside, the range of Peer Group results. However, the Committee believes that compensation competitive with the Peer Group for base salaries and for total cash compensation and long-term incentive awards is generally appropriate for the Committee to use as a framework for compensation decisions. Specific compensation for individual officers will vary as the result of subjective factors considered by the Committee unrelated to compensation practices of the Peer Group. (See "Compensation Philosophy and Objectives" above.)

     The Peer Group is comprised of virtually all the public companies in the health care information services industry. The Committee selects various groupings of these 26 companies as it deems appropriate for different compensation and financial performance comparisons. Substantially all of these companies are included in the performance peer group used for the stockholder return performance graph set forth below.

     The compensation program has three elements: annual base salary; annual bonuses, which are based on the Company attaining certain performance objectives; and awards under a long-term incentive compensation plan (awarded by the Option Committee), which are based on both Company performance and individual performance. The Committee has approved these elements of compensation to ensure the Company's total compensation program is comparable to and competitive with that of other companies of similar size.

     Annual Compensation

     Each of the executive officers has entered into an employment agreement with the Company. In general, these employment agreements fix base compensation and provide for bonuses contingent upon the attainment of certain performance objectives.

     Base Salary. Base salaries for executive officers are established at levels considered appropriate in light of the scope of the duties and responsibilities of each officer's position and taking into account Peer Group compensation practices. The base salary of each executive officer is adjusted in or around April of each year.

     Annual Bonuses. In general, executive officers receive annual bonuses pursuant to their employment agreements. Executive officers have an annual bonus opportunity equal to between 0% to 80% of their respective base salaries. The bonus payable, if any, is contingent upon the attainment of objectives determined by the Committee at the beginning of each calendar year. Additional amounts may be paid as a bonus if the performance objectives are exceeded. In March 1996, the Board reviewed and approved the 1996 Management Bonus Plan, which set specific performance goals (including total revenues and operating income). The actual bonus opportunity that was paid to all executive officers for services provided during the 1996 fiscal year was approximately 56%.

     In February 1997 the Board approved the 1997 Management Bonus Plan. This year's bonus opportunity is contingent upon the Company achieving certain levels of nonhardware revenues and net income. The goal for the rate in growth of corporate net earnings has been set at a number which was expected, at the time of approval, to deliver superior results in comparison to the Peer Group. Additional bonus amounts are payable if these target numbers are exceeded.

     Payment of 20% of any bonus will be deferred and paid at the end of the second year following the calendar year in which it was earned. The bonus may be forfeited if employment is terminated under certain circumstances.

     In addition, the Company has an informal profit sharing plan based on income targets. In 1996 executive officers, upper-level management, and other employees, received 2% of their base salary paid in 1996. In 1997 the Board expects that employees will be paid between 1% and 2% of their base salaries, depending on the level of income achieved by the Company.

     Long-Term Incentive Compensation Plan

     The Company's Long-Term Incentive Compensation Plan (the "Plan") authorizes the Option Committee to make grants and awards of stock options, stock awards, stock appreciation rights, restricted stock grants and performance shares. See the detailed description of the Plan set forth above. Stock-based awards are generally granted to executive officers on an annual basis. It has been the practice of the Option Committee to grant stock options to executive officers and other members of senior management. The aggregate number of shares that may be granted to any plan participant in any one year is currently limited by the Plan to 200,000 shares.

     In determining the size of each executive officer's stock option awards, the Option Committee considered its objective of attaining long-term incentive compensation levels deemed appropriate by the Option Committee when compared to Peer Group compensation levels on a size-adjusted and absolute basis. The Option Committee also considered past stock option awards and holdings under the Employee Stock Ownership Plan (which is now part of the Company's 401(k) Savings Plan). In addition, the Option Committee took into account the Chief Executive Officer's award recommendations for the other key executive officers.


Policy on Deductibility of Compensation

     It is the responsibility of the Committee to address the provisions of
Section 162(m) of the Internal Revenue Code which, except in the case of "performance-based compensation" and certain other types of compensation, limit to $1,000,000 the amount of the Company's federal income tax deduction for compensation paid to the Chief Executive Officer and the other four most highly paid executive officers. In that regard, the Committee must determine whether any actions with respect to Section 162(m) should be taken by the Company. At this time, the Committee has determined that the Section 162(m) deduction limitation will not apply in 1997 because the Company falls within the extended reliance period for corporations that become publicly held in connection with an initial public offering. The Committee will continue to monitor the reliance period and will take appropriate action when it is warranted in the future.


Chief Executive Officer Compensation

     The Chief Executive Officer's salary, bonus and long-term awards follow the policies set forth above. In setting his 1997 base salary, the Committee considered the compensation practices of the Peer Group. Mr. Tullman's 1996 annual bonus was based upon the established Company performance targets-- nonhardware revenues and earnings--set forth in the 1996 Management Bonus Plan. Mr. Tullman was awarded a $96,563 bonus, or approximately 56% of his potential bonus opportunity. He was not granted any awards under the Company's Long-Term Incentive Compensation Plan.

     The Committee also approved the compensation of the Company's other executive officers for 1997, following the principles and procedures outlined in this report./1/

COMPENSATION COMMITTEE

Bernard Goldstein
M. Fazle Husain
Thomas R. Hutchison

Compensation Committee Interlocks And Insider Participation

     During the fiscal year ended December 31, 1996, there were no Compensation Committee interlocks or insider participation.

------------------------
/1/ Pursuant to Item 402(a)(9) of Regulation S-K promulgated by the Securities and Exchange Commission (the "SEC"), neither the "Compensation Committee Report on Executive Compensation" nor the material under the caption "Stockholder Return Performance Graph" shall be deemed to be filed with the SEC for purposes of the Securities Exchange Act, as amended (the "Exchange Act"), nor shall such report or such material be deemed to be incorporated by reference in any past or future filing by the Company under the Exchange Act or the Securities Act of 1933, as amended (the "Securities Act").

                     STOCKHOLDER RETURN PERFORMANCE GRAPH

     Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company's Common Stock against the Nasdaq Market Index and a Company-selected peer group of healthcare information systems providers (the "Peer Group"). The graph assumes that $100 was invested on October 20, 1995 (the effective date of the Company's initial public offering) at the initial public offering price of $16.00 per share, in each of the Company's Common Stock, the Nasdaq Market Index and the Peer Group, and that all dividends were reinvested.

             Comparison of Fourteen-Month Cumulative Total Returns
                Performance Graph for Enterprise Systems, Inc.

                 Prepared by Media General Financial Services
                Produced on 3/18/97 including data to 12/31/96

                             [GRAPH APPEARS HERE]

                    ASSUMES $100 INVESTED ON OCT. 20, 1995
                          ASSUMES DIVIDEND REINVESTED
                       FISCAL YEAR ENDING DEC. 31, 1996


Measurement Period     Nasdaq Market Index  Peer Group  Enterprise Systems, Inc.
---------------------  -------------------  ----------  ------------------------
Measurement Point--
     10/20/95          $100.00              $100.00     $100.00
FYE 12/31/95           $101.13              $118.93     $190.63
FYE 12/31/96           $125.67              $113.72     $146.88

Notes:
     (a)  Peer Group return is weighted by market capitalization.
     (b) The Peer Group is comprised of the common stock of the following companies: Access Health, Inc., Cerner Corporation, CITATION Computer Systems, Inc., CORE, Inc., ENVOY Corporation, HBO & Company, HCIA Inc., Health Management Systems, Inc., HealthPlan Services Corporation, IDX Systems Corporation, IMNET Systems, Inc., Mecon Inc., Medaphis Corporation, Medic Computer Systems, Inc., Medicus Systems Corporation, PACE Health Management Systems, PHAMIS, Inc., Pharmaceutical Marketing Services Inc., Physician

          Computer Network, Shared Medical Systems Corp., Spacelabs Medical, Inc., Summit Medical Systems, Inc., U.S. Servis, Inc., and Value Health Inc.
     (c) The composition of the Peer Group was revised to remove companies that were purchased and add companies which are considered representative of the Company's sector.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1997 by: (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Each person named below has an address in care of the Company's principal executive offices. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them, subject to community property laws where applicable.


Name of Beneficial Owner
------------------------
                                                                Shares Beneficially Owned/(1)/
                                                                -------------------------
Officers, Directors and 5% Stockholders                           Number        Percent
---------------------------------------                           ------        -------
Enterprise Systems, Inc. 401(k) Retirement Plan/(2)/........     771,888           9.5
Glen E. Tullman/(3)/........................................     170,599           2.1
Joseph E. Carey/(4)/........................................      71,760             *
David B. Mullen/(5)/........................................      47,950             *
Steven M. Katz/(6/..........................................      30,609             *
David A. Carlson/(7)/.......................................     139,424           1.7
Stanley A. Crane/(8)/.......................................      10,001             *
James H. Ray/(9)/...........................................      23,699             *
Robert W. Rook, Jr..........................................          --            --
Thomas R. Hutchison /(10)/..................................     115,000           1.4
Thomas R. Pirelli/(11)/.....................................   1,536,590          18.8
Robert A. Compton/(12)/.....................................       7,056             *
M. Fazle Husain/(13)/.......................................          --            --
Bernard Goldstein/(14)/.....................................      97,561           1.2
Putnum Investments/(15)/....................................     568,200           7.0
Morgan Stanley Venture Capital Fund II, L.P./(16)/..........     657,857           8.0
All officers and directors as a group (12 persons)..........     626,752           7.4


___________________________
*  less than 1%

(1) Applicable percentage of ownership as of February 28, 1997 is based upon 8,162,418 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to the shares shown as beneficially owned. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after February 28, 1997 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(2) Includes 20,526, 21,708, 29,496 and 17,898 401(k) Plan shares beneficially owned by Messrs. Carey, Carlson, Pirelli and Ray, respectively. The trustee of the 401(k) Plan is Emjay Corporation, 725 Glendale Avenue, Glendale Wisconsin 53209. See "Management Compensation--401(k) Retirement Plan."
(3) Includes options to purchase 131,814 shares of Common Stock, including options to purchase 86,907 shares of Common Stock currently outstanding and held by Thomas R. Pirelli.
(4) Includes options to purchase 50,834 shares of Common Stock and 20,526 shares of Common Stock held in the 401(k) Plan.

(5)  Includes options to purchase 43,750 shares of Common Stock.
(6)  Includes options to purchase 30,209 shares of Common Stock.
(7) Includes options to purchase 54,167 shares of Common Stock, 21,708 shares of Common Stock held in the 401(k) Plan and 63,549 shares of Common Stock held in the David A. Carlson Trust dated October 12, 1992.
(8)  Includes options to purchase 10,001 shares of Common Stock.
(9) Includes options to purchase 5,001 shares of Common Stock and 17,898 shares of Common Stock held in the 401(k) Plan.
(10) Mr. Hutchison serves as the trustee of an irrevocable trust for each of Mr. Pirelli's two daughters and has beneficial ownership of 100,000 shares of Common Stock held in such trusts (the "Trusts"). Mr. Pirelli is a principal stockholder of the Company.
(11) Includes 86,907 shares of Common Stock subject to options held by Glen E. Tullman, 29,496 shares of Common Stock held in the 401(k) Plan and 1,442,986 shares of Common Stock held in the Thomas R. Pirelli Trust U/A/D January 26, 1990 and 44,445 shares held by the Thomas R. Pirelli Foundation. Mr. Pirelli is a trustee of the foundation. Mr. Pirelli disclaims beneficial ownership in the 100,000 shares of Common Stock held in the Trusts. Mr. Pirelli's address is 909 East Oakhurst, Riverwoods, Illinois 60015.
(12) The address of Mr. Compton is One American Square, Suite 2850, Box 82074, Indianapolis, Indiana 46282.
(13) Mr. Husain disclaims beneficial ownership of the shares held by Morgan Stanley.
(14) Includes options to purchase 15,000 shares of Common Stock.
(15) The address of Putnam Investments, Inc., One Post Office Square, Boston, Massachusetts, 02109.
(16) Includes options to purchase 15,000 shares of Common Stock and 161,266 shares of Common Stock held by Morgan Stanley Venture Investors, L.P. ("MSVI") and 78,713 shares of Common Stock held by Morgan Stanley Venture Capital Fund II, C.V. ("MSCV"). The general partner of Morgan Stanley Venture Capital Fund II, L.P., MSVI and MSCV is Morgan Stanley Venture Capital II, Inc., a wholly owned subsidiary of Morgan Stanley Group, Inc. Mr. Husain serves as a director of the Company as a nominee of Morgan Stanley Venture Capital Fund II, L.P., MSVI and MSCV. The address of Morgan Stanley Venture Capital Fund II, L.P., MSVI and MSCV is 1221 Avenue of the Americas, New York, New York 10020.

Item 13.  Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into an agreement with Broadview Associates, L.P. ("Broadview") effective as of February 1, 1996, pursuant to which Broadview agreed to (i) study the Company's existing corporate strategy; (ii) help establish transaction criteria consistent with the Company's goals; (iii) develop suggested target candidates; (iv) screen target candidates under consideration against agreed criteria; (v) make approaches and introductions to target candidates; and (vi) help negotiate and structure transactions. The initial term of this agreement expired on June 30, 1996. Pursuant to the agreement, the Company paid Broadview a fee of $380,000 in connection with the Matkon Acquisition. Bernard Goldstein, a Director of the Company and a member of the Committee, is the Managing Director of Broadview.

     The Company entered into an agreement with Broadview effective as of January 9, 1997, pursuant to which Broadview agreed to (i) Undertake a study of the Company's business in order to better understand the property value and potential acquisition candidates; (ii) make recommendations to prepare the Company for proper investigation by potential acquirers, and (iii) discreetly contact only the selected potential acquirers approved by the Company.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The exhibits filed as part of this report are listed in the accompanying Exhibit Index. With respect to the acquisition of the materials management division of Continental Healthcare Systems, Inc., the Company filed two amendments (on November 12, 1996 and November 21, 1996) to the Current Report on Form 8-K to indicate that the Financial Statements and pro forma financial information were filed as follows:

(a) Financial Statements of businesses to be acquired

     The Financial Statements are contained in the Enterprise Systems, Inc. Registration Statement on Form S-1 (Registration Number 333-13691) (the "Registration Statement") filed with the United States Securities and Exchange Commission on October 8, 1996.

(b) Pro forma financial information

     The pro forma financial information is contained in the Registration Statement.

The Financial Statement Schedule filed as part of this report is included following the consolidated financial statements. All other schedules have been omitted because the information is not required.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1997.

                                        ENTERPRISE SYSTEMS, INC.


                                        By: /s/   GLEN E. TULLMAN
                                            --------------------------
                                            Glen E. Tullman
                                            Chief Executive Officer

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Glen E. Tullman and David B. Mullen, and each of them singly, his true and lawful attorneys in fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Enterprise Systems, Inc.) to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents of any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1997, by the following persons on behalf of the Company and in the capacities indicated.

          Signature                          Title
          ---------                          -----

   /s/    GLEN E. TULLMAN               Chief Executive Officer, Director
----------------------------------        (Principal Executive Officer)
          Glen E. Tullman

   /s/    DAVID B. MULLEN               Chief Financial Officer
----------------------------------        (Principal Financial and
          David B. Mullen                 Accounting Officer)


   /s/    ROBERT A. COMPTON             Director
----------------------------------
          Robert A. Compton

   /s/    BERNARD GOLDSTEIN             Director
----------------------------------
          Bernard Goldstein

   /s/    M. FAZLE HUSAIN               Director
----------------------------------
          M. Fazle Husain

   /s/    THOMAS R. HUTCHISON           Chairman of the Board, Director
----------------------------------
          Thomas R. Hutchison

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1997.

                                        ENTERPRISE SYSTEMS, INC.


                                        By: /s/   GLEN E. TULLMAN
                                            --------------------------
                                            Glen E. Tullman
                                            Chief Executive Officer

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Glen E. Tullman and David B. Mullen, and each of them singly, his true and lawful attorneys in fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Enterprise Systems, Inc.) to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents of any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1997, by the following persons on behalf of the Company and in the capacities indicated.

          Signature                          Title
          ---------                          -----

                                        Chief Executive Officer, Director
----------------------------------        (Principal Executive Officer)
          Glen E. Tullman

                                        Chief Financial Officer
----------------------------------        (Principal Financial and
          David B. Mullen                 Accounting Officer)


                                        Director
----------------------------------
          Robert A. Compton

                                        Director
----------------------------------
          Bernard Goldstein

                                        Director
----------------------------------
          M. Fazle Husain

                                        Chairman of the Board, Director
----------------------------------
          Thomas R. Hutchison

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1997.

                                        ENTERPRISE SYSTEMS, INC.


                                        By:
                                            --------------------------
                                            Glen E. Tullman
                                            Chief Executive Officer

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Glen E. Tullman and David B. Mullen, and each of them singly, his true and lawful attorneys in fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Enterprise Systems, Inc.) to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents of any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1997, by the following persons on behalf of the Company and in the capacities indicated.

          Signature                          Title
          ---------                          -----

                                        Chief Executive Officer, Director
----------------------------------       (Principal Executive Officer)
          Glen E. Tullman


                                        Chief Financial Officer
----------------------------------       (Principal Financial and Accounting
          David B. Mullen                 Officer)


                                        Director
----------------------------------
          Robert A. Compton

                                        Director
----------------------------------
          Bernard Goldstein

                                        Director
----------------------------------
          M. Fazle Husain

                                        Chairman of the Board, Director
----------------------------------
          Thomas R. Hutchison

                           ENTERPRISE SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Independent Auditors' Report................................................ F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995................ F-3

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994.......................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.................................... F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994.......................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Enterprise Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Enterprise Systems, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Systems, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                     KPMG Peat Marwick LLP

Chicago, Illinois
February 10, 1997

                           ENTERPRISE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
          (amounts in thousands, except share and per share amounts)

                                                   December 31,
                                               ------------------
                 ASSETS                          1996      1995
----------------------------------------       --------  --------

Current assets
    Cash and cash equivalents.................  $15,510   $11,403
    Short-term investment securities..........       --     9,220
    Receivables, less allowance for
      doubtful accounts of $745 and $356......   25,318    14,321
    Refundable and prepaid income taxes.......       --       547
    Deferred income taxes.....................    4,598       777
    Prepaid commissions.......................    2,007     1,344
    Other current assets......................    1,472       955
                                                -------   -------
         Total current assets.................   48,905    38,567
                                                -------   -------
Investment securities.........................    4,486     4,893
Property and equipment
    Computer equipment........................    7,589     6,242
    Furniture and fixtures....................      890       897
    Leasehold improvements....................      592       499
                                                -------   -------
         Total property and equipment.........    9,071     7,638
              Less accumulated depreciation
               and amortization...............    4,963     4,071
                                                -------   -------
                                                  4,108     3,567
                                                -------   -------
Purchased and developed software, net
  of accumulated amortization.................    4,216     1,498
Goodwill and other intangibles, net of
  accumulated amortization ...................    3,451        --
Other assets..................................    1,065       401
                                                -------   -------
                                                $66,231   $48,926
                                                =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
     Accounts payable......................... $   543   $ 1,285
     Accrued liabilities......................   3,930     2,240
     Unearned revenue.........................   4,947     4,674
                                               -------   -------
          Total current liabilities...........   9,420     8,199
                                               -------   -------
Deferred income taxes.........................   1,985       321
                                               -------   -------

Stockholders' equity
     Preferred stock, $.01 par value;
       authorized 1,000,000 shares;
       none outstanding.......................      --        --
     Common stock, $.01 par value;
       authorized 30,000,000 shares;
       issued and outstanding 8,131,248 and
       7,357,033 shares.......................      81        74
     Additional paid-in capital...............  53,830    38,513
     Retained earnings........................     971     1,910
     Deferred compensation....................     (56)      (91)
                                               -------   -------
          Total stockholders' equity..........  54,826    40,406
                                               -------   -------
                                               $66,231   $48,926
                                               =======   =======

         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (amounts in thousands, except per share amounts)



                                            Year Ended December 31,
                                          ---------------------------
                                            1996     1995      1994
                                          --------  -------  --------

Revenues
  Software..............................  $23,638   $16,104  $11,762
  Services..............................   25,238    16,498   12,343
  Hardware..............................    3,440       646      607
                                          -------   -------  -------
     Total revenues.....................   52,316    33,248   24,712
                                          -------   -------  -------
Operating costs and expenses
  Software development..................    9,522     7,536    6,377
  Service and support...................   14,873    10,742    8,629
  Hardware..............................    3,101       786      682
  Sales and marketing...................   11,650     8,832    5,984
  Administration........................    6,713     3,887    2,878
  Acquired in-process technology........    8,453        --       --
                                          -------   -------  -------
     Total operating costs and expenses.   54,312    31,783   24,550
                                          -------   -------  -------
Income (loss) from operations...........   (1,996)    1,465      162
Interest income (expense), net..........      749        17     (114)
                                          -------   -------  -------
Income (loss) before income taxes.......   (1,247)    1,482       48
Income tax expense (benefit)............     (308)      682       20
                                          -------   -------  -------
Net income (loss).......................  $  (939)  $   800  $    28
                                          =======   =======  =======
Net income (loss) per share.............   $(0.12)    $0.13    $0.01
                                          =======   =======  =======
Weighted average common stock and common
 stock equivalent shares outstanding....    7,619     6,279    5,383
                                          =======   =======  =======

         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1996, 1995 and 1994
                            (amounts in thousands)

                                                            Additional                             Company
                                                            ----------                             -------
                                           Common Stock      Paid-in     Retained     Deferred     Loan to
                                          ---------------    -------     --------     --------     -------
                                          Shares   Amount    Capital     Earnings   Compensation    ESOP      Total
                                          ------   ------    -------     --------   ------------    -----    -------
Balance at December 31, 1993............   4,654      $47      $ 4,077     $1,418          $  --     $(514)  $ 5,028

  Repurchase of common
   stock................................     (67)      (1)         (45)      (336)            --        --      (382)
  Issuance of common
   stock, net...........................     643        6        3,543         --             --        --     3,549
  Net income............................      --       --           --         28             --        --        28
  Repayment of loan by
   ESOP.................................      --       --           --         --             --       514       514
                                           -----      ---      -------     ------          -----     -----   -------

Balance at December 31, 1994............   5,230       52        7,575      1,110             --        --     8,737

  Repurchase of common
   stock................................     (56)      --         (530)        --             --        --      (530)
  Issuance of common
   stock, net...........................   2,164       22       31,260         --             --        --    31,282
  Exercise of stock options.............      19       --           93         --             --        --        93
  Net income............................      --       --           --        800             --        --       800
  Deferred compensation
   from issuance of stock
   options..............................      --       --          115         --           (115)       --        --
  Amortization of deferred
   compensation.........................      --       --           --         --             24        --        24
                                           -----      ---      -------     ------         ------    ------   -------
Balance at December 31, 1995............   7,357       74       38,513      1,910            (91)       --    40,406
  Issuance of common
   stock, net...........................     600        6       12,966         --             --        --    12,972
  Exercise of stock options.............     174        1          916         --             --        --       917
  Income tax benefit relating to
   the exercise of stock
   options..............................                         1,435                                         1,435
  Net loss..............................      --       --           --       (939)            --        --      (939)
  Amortization of deferred
   compensation.........................      --       --           --         --             35        --        35
                                           -----      ---      -------     ------         ------    ------   -------
Balance at December 31, 1996............   8,131      $81      $53,830     $  971         $  (56)   $   --   $54,826
                                           =====      ===      =======     ======         ======    ======   =======

         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)


                                                      Year Ended December 31,
                                                  -----------------------------
                                                    1996       1995      1994
                                                  --------   --------   -------
Cash flows from operating activities:
 Net income (loss)..............................  $   (939)  $    800   $    28
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities, net of
  acquisition:
   Depreciation.................................     2,064      1,595     1,249
   Amortization.................................     1,303        242       125
   Deferred income taxes........................    (2,157)       891      (336)
   Acquired in-process technology...............     8,453         --        --
   Changes in assets and liabilities:
    Receivables, net............................    (9,858)    (6,669)     (741)
     Refundable and prepaid income taxes........       547       (438)     (109)
     Prepaid commissions and other
      current assets............................      (907)    (1,380)     (478)
     Accounts payable...........................      (742)       169       647
     Accrued liabilities........................       410      1,311        18
     Unearned revenue...........................       273      1,857       525
     Other, net.................................    (1,138)      (355)       (2)
                                                  --------   --------   -------
       Net cash provided by (used in)
        operating activities....................    (2,691)    (1,977)      926
                                                  --------   --------   -------
Cash flows from investing activities:
 Payment for acquisition........................   (13,892)        --        --
 Maturities (purchases) of investment securities     9,627    (14,113)       --
 Purchase of property and equipment.............    (2,511)    (2,107)   (2,142)
 Capitalized software development...............    (1,750)      (842)     (664)
 Other..........................................        --         --       (18)
                                                  --------   --------   -------
       Net cash used in investing
        activities..............................    (8,526)   (17,062)   (2,824)
                                                  --------   --------   -------
Cash flows from financing activities:
 Repayment of notes payable.....................        --     (1,700)   (1,000)
 Repayment of loan by ESOP......................        --         --       514
 Repayment of long-term debt....................        --       (291)   (1,096)
 Proceeds from issuance of common stock, net....    12,972     31,282     3,549
 Proceeds from exercise of stock options........       917         93        --
 Repurchase of common stock.....................        --       (530)     (382)
 Tax benefit relating to stock options..........     1,435         --        --
                                                  --------   --------   -------
       Net cash provided by financing
        activities..............................    15,324     28,854     1,585
                                                  --------   --------   -------
Increase (decrease) in cash and cash
 equivalents....................................     4,107      9,815      (313)
Cash and cash equivalents at beginning of year..    11,403      1,588     1,901
                                                  --------   --------   -------
Cash and cash equivalents at end of year........  $ 15,510   $ 11,403   $ 1,588
                                                  ========   ========   =======
Supplemental disclosures of cash flow
 information:
  Interest paid.................................  $     40   $    236   $   158
                                                  ========   ========   =======
  Income taxes paid.............................  $     88   $    250   $   485
                                                  ========   ========   =======

         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


(1) Description of Business

     Enterprise Systems, Inc. develops, implements and services an integrated suite of resource management products to assist healthcare providers in managing operations and reducing costs. The Company's products focus on materials and financial management, operating room logistics, patient and staff scheduling, and decision support systems.

(2)  Summary of Significant Accounting Policies

  Principles of Consolidation

     The consolidated financial statements include the accounts of Enterprise Systems, Inc. and its subsidiary (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Revenue Recognition

     Revenues from software licensing and installation fees are recognized in accordance with Statement of Position 91-1, "Software Revenue Recognition." After contract signing and software delivery, revenues are recognized as the installation services are performed. Education and consulting revenues are recognized as the related services are performed. Revenue from first year maintenance fees implicit in new software licenses and revenue from separately priced maintenance agreements are recognized ratably over the maintenance periods. Services revenues include fees from software installation, ongoing maintenance, education and consulting. Commissions are generally paid in the month following contract signing and are recognized as the related revenue is recognized.

  Cash Equivalents and Investment Securities

     Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. Investment securities consist of U.S. Treasury notes and municipal bonds with original maturities generally ranging from one to two years.

     Investment securities, representing primarily municipal bonds, are classified as held-to-maturity, as the Company has the ability and intent to hold such securities until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

                           ENTERPRISE SYSTEMS, INC.

 Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives, ranging from three to five years, of the various classes of property. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset.

 Income Taxes

     Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

 Purchased and Developed Software

     Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as software development and expensed as incurred. Once technological feasibility has been established, additional costs incurred in development, including coding, testing and documentation writing, are capitalized until general release.

     Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software, generally four years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized software development costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

 Computation of Net Income (Loss) Per Share

     Net income per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised stock options using the treasury stock method. Net loss per share is based on the weighted average number of shares outstanding and does not include the dilutive effect of unexercised stock options.

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

 Goodwill and Other Intangibles

   Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over the expected period to be benefited, not to exceed ten years. Other acquired intangible assets are recorded at cost and are amortized using the straight-line method over their estimated economic lives ranging from three to ten years. Accumulated amortization was approximately $267,000 at December 31, 1996.

                           ENTERPRISE SYSTEMS, INC.

 Impairment of Long-lived Assets

     The Company assesses the recoverability of its long-lived assets, such as property and equipment and intangible assets whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management's estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the statement of operations if such a difference arose. The Company determined that no permanent impairments had occurred at December 31, 1996.

 Fair Value of Financial Instruments

     The Company's financial instruments are valued at their carrying amounts which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

 Stock-Based Compensation

     The Company utilizes the intrinsic value-based method of accounting for its stock-based compensation arrangements.

 Reclassifications

     Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the 1996 presentation.

(3) Public Offerings of Common Stock

     On October 20, 1996, the Company completed a public offering of its common stock in which 600,000 shares were sold by the Company, resulting in net proceeds of approximately $13 million.

     On October 25, 1995, the Company completed an initial public offering of its common stock in which 1,800,000 shares were sold by the Company. On November 21, 1995, the Company's underwriters exercised their over-allotment option to purchase an additional 363,750 shares of common stock. The sale of the Company's common stock resulted in net proceeds of approximately $31 million.

(4) Acquisition

     On May 28, 1996, the Company purchased certain net assets of the materials management division of Continental Healthcare Systems, Inc. for approximately $13.9 million (the Matkon Acquisition). The Matkon Acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. Approximately $8.4 million of the purchase price was allocated to acquired in-process technology which has been charged to operations in the consolidated statement of operations.

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 are presented as if the Matkon Acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of the combined operations.

                           ENTERPRISE SYSTEMS, INC.



(in thousands except per share amounts)     1996      1995
                                            ----      ----
Net sales.............................    $55,795   $40,337
Net earnings (loss)...................     (1,208)      478
Earnings (loss) per share.............    $ (0.16)  $  0.08

(5) Investment Securities

     The amortized cost, gross unrealized holding gains (losses) and fair value for investment securities at December 31, 1996 and 1995 were as follows:

                                                    1996
                                                    ----
                                              Gross         Gross
                                           Unrealized     Unrealized
                             Amortized      Holding        Holding       Fair
(in thousands)                 Cost           Gains         Losses       Value
                               ----           -----         ------       -----
Held-to-maturity:
     Due after one year....  $ 4,486           $15           $ --       $ 4,501
                             =======           ===           ====       =======

                                                    1995
                                                    ----
                                              Gross         Gross
                                           Unrealized     Unrealized
                             Amortized      Holding        Holding       Fair
(in thousands)                 Cost           Gains         Losses       Value
                               ----           -----         ------       -----
Held-to-maturity:
     Current...............  $ 9,220           $ 3           $ --      $ 9,223
     Due after one year....    4,893             3             --        4,896
                             -------           ---           ----      -------
                             $14,113           $ 6           $ --      $14,119
                             =======           ===           ====      =======

The scheduled maturities for investment securities at December 31, 1996 were less than one year.

(6) Receivables

     Receivables represent amounts billed and contracts receivable. Contracts receivable represent revenues earned but not yet billed due to contractual payment terms. A summary of receivables is as follows:

                                              1996        1995
                                              ----        ----
                                               (in thousands)
          Accounts receivable.............  $17,201     $ 9,457
          Contracts receivable............    8,862       5,220
                                            -------     -------
                                             26,063      14,677
          Allowance for doubtful accounts.     (745)       (356)
                                            -------     -------

                                            $25,318     $14,321
                                            =======     =======

                           ENTERPRISE SYSTEMS, INC.

(7) Purchased and Developed Software

     Purchased and developed software consist of the following:

                                                   1996     1995
                                                   ----     ----
                                                   (in thousands)
          Purchased software................     $ 1,783   $   --
          Software development..............       3,610    1,860
                                                 -------   ------
                                                   5,393    1,860
          Accumulated amortization..........      (1,177)    (362)
                                                 -------   ------
                                                 $ 4,216   $1,498
                                                 =======   ======

     Amortization expense included in the consolidated statements of operations and classified as software development amounts to:


              Year Ended                           Amount
              ----------                           ------
                                               (in thousands)
          December 31, 1996.................        $815
          December 31, 1995.................         217
          December 31, 1994.................         125

(8) Financing Arrangements

     The Company has available, through June 1, 1999, an unsecured revolving credit line from a bank for $18,000,000. The line is comprised of a $100,000 standby letter of credit and a $17,900,000 revolving credit line. At December 31, 1996, there was outstanding $100,000 under the standby letter of credit. Borrowings bear interest ranging from LIBOR plus 1.25% to LIBOR plus 1.75% or the prime rate (8.25% at December 31, 1996) less 0.5%. No borrowings were outstanding under the revolving credit line.

     The Company is required to comply with certain financial covenants under the financing arrangements discussed above. At December 31, 1996, the Company was in compliance with the loan covenants.

(9) Income Taxes

     Income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 is comprised of the following:


                                1996       1995       1994
                                ----       ----       ----
                                     (in thousands)
          Current
            Federal.......    $ 1,482      $(174)    $ 277
            State.........        367        (35)       79
                              -------      -----     -----
                                1,849       (209)      356
          Deferred........     (2,157)       891      (336)
                              -------      -----     -----
                              $  (308)     $ 682     $  20
                              =======      =====     =====

                           ENTERPRISE SYSTEMS, INC.

     The reconciliation of income taxes computed using the federal statutory rate of 34% in 1996, 1995 and 1994 to the income tax provision (benefit) is as follows:

                                                         1996     1995     1994
                                                         ----     ----     ----
                                                             (in thousands)
          Income taxes, at the federal
            income tax statutory rate.................  $(424)    $504     $ 16
          State income taxes, net of federal tax
            benefit...................................    (25)      87       52
          Nondeductible expenses......................    106       72       50
          Research and experimentation credits........     --       --      (18)
          Foreign tax credit..........................     --       (4)     (17)
          Other.......................................     35       23      (63)
                                                        -----     ----     ----
                                                        $(308)    $682     $ 20
                                                        =====     ====     ====

Temporary differences which give rise to deferred tax assets and liabilities in 1996 and 1995 are as follows:

                                                         1996     1995
                                                         ----     ----
                                                         (in thousands)
          Deferred tax assets:
            Deferred revenue.......................... $  485   $1,152
            Allowance for doubtful accounts...........    266      134
            Other accrued liabilities.................    114       44
            Purchased research and development........  3,280       --
            Depreciation and amortization.............    371      169
            Other.....................................     82       43
                                                       ------   ------
              Total gross deferred tax assets.........  4,598    1,542
              Less valuation allowance................     --       --
                                                       ------   ------
              Deferred tax assets.....................  4,598    1,542
                                                       ------   ------
          Deferred tax liabilities:
            Software development......................  1,079      567
            Amortization..............................    128       --
            Prepaid commissions.......................    778      519
                                                       ------   ------
              Total gross deferred tax liabilities....  1,985    1,086
                                                       ------   ------
              Net deferred tax assets................. $2,613   $  456
                                                       ======   ======


     The Company believes its history of profitability and taxable income and its utilization of tax planning sufficiently supports the value of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance as it is more likely than not that all deferred tax assets will be recovered.

     The exercise of certain stock options results in state and federal income tax benefits to the Company. The benefit is equal to the difference between the market price at the date of exercise and option price at the applicable tax rate. The current tax benefit does not flow through the consolidated statement of operations, but is credited directly to paid-in capital. As a result of stock option exercises during 1996, $1,435,000 was credited to paid-in capital.

                           ENTERPRISE SYSTEMS, INC.

(10) Leases

     The Company leases office space under long-term lease agreements expiring through the year 2001 with a renewal option through 2006. Future minimum rental payments under noncancelable long-term operating leases are as follows:


        Year                          Amount
        ----                      --------------
                                  (in thousands)
        1997.................         $  752
        1998.................            681
        1999.................            701
        2000.................            722
        2001.................            741
                                      ------
                                      $3,597
                                      ======

     Rental expense included in the consolidated statements of operations amounted to:

        Year Ended                    Amount
        ----------                -------------
                                  (in thousands)
     December 31, 1996........        $1,052
     December 31, 1995........           880
     December 31, 1994........           664

(11) Stock Options

     Under the Company's stock option plan, as amended in 1995, certain employees and nonemployee directors may be granted the right to purchase shares of common stock. Stock options vest over periods ranging from three to five years and expire ten years from the date granted. At December 31, 1996, there were approximately 18,563 shares reserved for future grants.

     In June 1995, stock options were granted to purchase 55,000 shares of the Company's common stock at an exercise price of $5.93 per share. Deferred compensation has been recorded representing the difference between the fair market value of the options at the date of grant and the exercise price. Compensation expense representing the amortization of the deferred compensation is recognized over the vesting period of the stock options.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123 ("FAS 123"), the Company's net earnings (loss) available to common stockholders and earnings (loss) per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:

(in thousands except per share data)         1996       1995
                                             ----       ----
    Net income (loss)
        As reported                        $  (939)  $ 800
        Pro forma                          $(1,395)  $ 690
    Net income (loss) per share
        As reported                        $ (0.12)  $0.13
        Pro forma                          $ (0.18)  $0.11

                           ENTERPRISE SYSTEMS, INC.

     Under the stock option plan, the exercise price of each option generally equals the market price of the Company's stock on the date of grant. For purposes of calculating compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and 1995: expected volatility of 40%; risk free interest rates ranging from 5.59% to 8.28%; dividend yield of 0.00%; and expected lives of three years. Based on these assumptions, the weighted-average fair value of options granted during 1996 and 1995 was $7.91 and $4.82, respectively.

     Stock option transactions for the three-year period ended December 31, 1996 relating to the stock option plan are summarized as follows:

                                                               Weighted Averge
                                                     Shares         Price
                                                    --------   ----------------
         Outstanding on January 1, 1994............  370,000        $ 4.57
           Granted.................................  289,846          5.88
           Canceled................................  (30,000)         4.91
                                                    --------        ------
         Outstanding on December 31, 1994..........  629,846          5.16
           Granted.................................  398,750         13.62
           Exercised...............................  (19,334)         4.81
           Canceled................................  (41,666)         5.15
                                                    --------        ------
         Outstanding on December 31, 1995..........  967,596          8.66
           Granted.................................  130,750         23.03
           Exercised............................... (174,215)         5.27
           Canceled................................  (21,397)        15.13
                                                    --------        ------
         Outstanding on December 31, 1996..........  902,734        $11.23
                                                    ========        ======
         Exercisable on December 31, 1996..........  442,133
                                                    ========

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                           Options Outstanding      Options Exercisable
                                       ---------------------------  --------------------
                                          Weighted-      Weighted-             Weighted-
                                           Average        Average               Average
                            Number of     Remaining      Exercise    Number    Exercise
Range of exercise prices     Shares    Contractual life    Price    of Shares    Price
------------------------    ---------  ----------------  ---------  ---------  ---------
$ 4.57 to 11.00              623,634      7.5 years        $ 5.50    392,469    $ 5.17
$11.00 to 22.25              109,250      9.5 years        $22.23         --        --
$22.25 to 25.50              153,850      9.0 years        $24.94     49,664    $24.92
$25.50 to 38.50               16,000      9.3 years        $27.77         --        --
                             -------      ---------        ------    -------    ------
                             902,734      8.0 years        $11.23    442,133    $ 7.39
                             -------      ---------        ------    -------    ------

(12) Employee Stock Ownership Plan ("ESOP")

     Subsequent to the Company's initial public offering in 1995, the ESOP was combined into the Company's 401(k) retirement plan and all account balances from the ESOP were transferred to the Company's 401(k) plan. The Company's ESOP covers certain employees with more than one year of service. The Company's final contribution to the ESOP was $543,000 in 1994.

                           ENTERPRISE SYSTEMS, INC.

(13) Employee Savings Plan

     The Company maintains a defined contribution benefit plan (the "Plan"). The Plan covers each employee who has completed three months of service in a 12-month period commencing with the start of employment. Contributions to the Plan are based on percentages of employee salaries plus, beginning in 1996, a discretionary Company matching contribution. Vesting in the Company's contributions is immediate. Company contributions included in the consolidated statement of operations amounted to approximately $70,000 in 1996.

(14) Interest

     Interest income (expense), net for the years ended December 31, 1996, 1995 and 1994 is as follows:

                     1996    1995    1994
                    ------  ------  -------
                        (in thousands)
Interest income...  $ 789   $ 269    $  56
Interest expense..    (40)   (252)    (170)
                    -----   -----    -----
                    $ 749   $  17    $(114)
                    =====   =====    =====

(15) Business Segment Information

     The Company operates in one industry segment. The Company markets its products in the United States and in Canada. No customer accounted for 5% or more of revenue for the years presented.

(16) Commitments and Contingencies

     On January 2, 1996, the Company entered into a distribution agreement to distribute, install and support a staff scheduling software product. The agreement provides the Company with exclusive territorial rights to the United States for a term of two years. The Company's minimum royalty commitment over the term of the agreement is approximately $1.2 million of which approximately $900,000 remains outstanding at December 31, 1996.

     On March 22, 1996, the Company entered into a license agreement to incorporate general ledger and accounts payable software applications into the Company's products for distribution in the United States healthcare market. The Company has an exclusive right to sell these applications in the United States upon meeting certain sales levels. Upon meeting certain development milestones, the Company's minimum royalty commitment over the four year term of the agreement is approximately $2.0 million of which approximately $1.5 million remains outstanding at December 31, 1996.

     On November 19, 1996, the Company entered into a reseller agreement with a provider of electronic data interchange software. Under this agreement, the Company is required to resell a certain number of units over the three year term. The Company's minimum royalty commitment over the term of the agreement is approximately $1.1 million of which approximately $1 million remains outstanding at December 31, 1996.

                           ENTERPRISE SYSTEMS, INC.

(17) Subsequent Event (unaudited)

     On March 14, 1997, the Company signed a definitive agreement to be acquired by HBO & Company (HBOC). HBOC delivers enterprise-wide patient care, clinical, financial and strategic management software solutions, as well as networking technologies, electronic data interchange, outsourcing and other services to healthcare organizations throughout the world. The acquisition, which is subject to regulatory and stockholder approval, will be accounted for as a pooling of interests and is scheduled to close during the second quarter of 1997. Terms of the acquisition will provide for Company stockholders to receive shares of HBOC common stock. The purchase price will be determined by averaging the closing HBOC stock price for a period of twenty days ending shortly before the close of the transaction.

                         Independent Auditors' Report


Board of Directors and Stockholders
Enterprise Systems, Inc.:

     Under date of February 10, 1997, we reported on the consolidated balance sheets of Enterprise Systems, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG Peat Marwick LLP

Chicago, Illinois
March 26, 1997

                                                                     SCHEDULE II

                           ENTERPRISE SYSTEMS, INC.

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                            Additions
                                                     ------------------------
                                      Balance at     Charged to    Charged to
                                     Beginning of    Costs and       Other                     Balance at
                                         Year         Expenses      Accounts(1)  Deductions    End of Year
                                     ------------    ----------    ----------    ----------    -----------
                                                            (amounts in thousands)
Allowance for Doubtful Accounts
-------------------------------
Year ended
  December 31, 1996.................     $356           $304         $ 234         $ 149          $745
Year ended
  December 31, 1995.................      302             68            --            14           356
Year ended
  December 31, 1994.................      232            148            --            78           302
1. Related to Matkon Acquisition as
   described in note 4 of the
   consolidated Financial Statements.


See accompanying independent auditors' report.

                                 EXHIBIT INDEX

Exhibit
Number
------
   1.1.   Form of Placement Agency Agreement between the Company and the Placement Agents.             (6)
   3.1.   Amended and Restated Certificate of Incorporation of Enterprise Systems, Inc.                (3)
   3.2.   Amended and Restated By-Laws of Enterprise Systems, Inc.                                     (3)
   4.1.   Specimen common stock certificate                                                            (3)
   4.2.   Shareholders Agreement among the Company, Thomas R. Pirelli, CR Investment, Venrock
          Associates, Henry S.  Smith, Robert Noyce,Thomas R. Hutchison, Trustees of Grinnell
          College, John Gildea, Berkeley Associates and Sidney Kahn dated June 9, 1983                 (1)
   4.3.   Amended and Restated Registration Rights Agreement among CID Ventures,
          L.P., CID Equity Capital, L.P., Morgan Stanley Venture Investors, L.P., Morgan
          Stanley Venture Capital Fund II, L.P., Morgan Stanley Venture Capital Fund II,
          C.V., Harry Pomerantz, Mid-America Investment Co. and the Company dated
          March 31, 1994                                                                               (1)
   5.1.   Opinion of Sachnoff & Weaver, Ltd.                                                           (6)
  10.1.   Investment Agreement among CID Ventures, L.P., CID Equity Capital,
          L.P. and the Company dated April 30, 1993                                                    (1)
  10.2.   Investment Agreement among Morgan Stanley Venture Investors, L.P., Morgan
          Stanley Venture Capital Fund II, L.P. , Morgan Stanley Venture Capital Fund II
          C.V. and the Company dated March 31, 1994                                                    (1)
  10.4.   Employment Agreement between the Company and Thomas R. Pirelli                               (2)
  10.5.   Employment Agreement between the Company and Glen E. Tullman                                 (2)
  10.6.   Employment Agreement between the Company and David B. Mullen                                 (2)
  10.7.   Employment Agreement between the Company and Joseph E. Carey                                 (2)
  10.8.   Employment Agreement between the Company and Steven M. Katz                                  (2)
  10.9.   Employment Agreement between the Company and David A. Carlson                                (2)
 10.10.   Employment Agreement between the Company and Stanley A. Crane                                (2)
 10.11.   Employment Agreement between the Company and James H. Ray                                    (6)
 10.12.   Enterprise Systems, Inc. Long-Term Incentive Compensation Plan                               (3)
 10.13.   Enterprise Systems, Inc. 401(k), as amended                                                  (3)
 10.14.   Office Lease dated May 17, 1991 between the Company and LaSalle National Trust,
          N.A. as successor Trustee under Trust No. 104254 for the premises located at
          Building 500, 1400 South Wolf Road, Wheeling, Illinois                                       (1)
 10.15.   Office Lease Agreement among the Company Gateway/Wheeling Limited
          Partnership and Comerica Bank-Illinois, as Trustee under Trust Agreement dated
          December 20, 1993 and known as Trust Number 11866 dated April 11, 1994, as
          amended                                                                                      (1)
 10.16.   Form of Indemnification Agreement between the Company and Company Directors                  (3)
 10.17.   Agreement for Contribution, License and Issuance of Stock between Enterprise
          Systems, Inc., a Delaware corporation, and Enterprise Systems, Inc., an
          Illinois corporation, dated October 17, 1995                                                 (3)
 10.20.   Severance Agreement between the Company and Thomas R. Pirelli dated January 9, 1996          (5)
 10.21.   Distribution Agreement between the Company and Total Care Technologies,
          Inc. dated January 23, 1996                                                                  (6)
 10.22.   Loan Agreement between Enterprise Systems, Inc., an Illinois corporation
          and LaSalle National Bank dated May 31, 1996                                                 (6)
 10.23.   Guaranty of Enterprise Systems, Inc., a Delaware Corporation to LaSalle
          National Bank and Amendment to Guaranty dated May 31, 1996                                   (6)
 10.24.   Asset Purchase Agreement among the Company, Continental Healthcare
          Systems, Inc. and Information Handling Services Group, Inc. dated May 28, 1996               (6)
 10.25.   Development, Technology and Software License Agreement between the Company
          and Flexi International Software, Inc. dated March 22, 1996                                  (6)
 10.26.   Employment Agreement between the Company and Robert W. Rook, Jr.                              *
  21.1.   Subsidiaries of Registrant                                                                   (3)

   23.1.  Consent of KPMG Peat Marwick LLP                                                             *
   24.1.  Power of Attorney (contained on the signature page hereto)
   27.1.  Financial Data Schedule                                                                      *

* Filed herewith

(1) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 33-96328 as filed with the SEC on August 30, 1995.

(2) Incorporated by reference from the Registrant's Amendment No. 1 to Form S-1 Registration Statement No. 33-96328 as filed with the SEC on September 25, 1995.

(3) Incorporated by reference from the Registrant's Amendment No. 3 to Form S-1 Registration Statement No. 33-96328 as filed with the SEC on October 4, 1995.

(4) Incorporated by reference from the Registrant's Amendment No. 4 to Form S-1 Registration Statement No. 33-96328 as filed with the SEC on October 18, 1995.

(5) Incorporated by reference from the Registrant's Annual Report on From 10-K for the period ended December 31, 1995.

(6) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 333-13691 as filed with the SEC on October 8, 1996.