Form 10-Q
period 1997-03-31
ENTERPRISE SYSTEMS INC /DE/
filed 1997-05-15
CIK 1000188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997
                                                              --------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to _________________

     Commission file number  0-26794
                             -----------------------------------------------

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

Yes     X       No
    -----------   ----------

     At May 1, 1997, there were 8,270,922 shares of Common Stock of the registrant outstanding.

                           ENTERPRISE SYSTEMS, INC.

                         QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                              PAGE
                                                             ------
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Independent Auditors' Review Report               3

              Consolidated Balance Sheets as of March 31,
              1997 (unaudited) and December 31, 1996            4

              Consolidated Statements of Income for the
              three months ended March 31, 1997 and 1996
              (unaudited)                                       5

              Consolidated Statements of Cash Flows for
              the three months ended March 31, 1997 and
              1996 (unaudited)                                  6

              Notes to Consolidated Financial Statements
              (unaudited)                                       7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     8

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                  11

SIGNATURES                                                      12


                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Enterprise Systems, Inc.:

We have reviewed the consolidated balance sheet of Enterprise Systems, Inc. and subsidiary as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Enterprise Systems, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           KPMG PEAT MARWICK LLP

Chicago, Illinois
April 22, 1997

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            ENTERPRISE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
           (amounts in thousands except share and per share amounts)


                                             MARCH 31,          DECEMBER 31,
                 ASSETS                        1997                1996
                 ------                    -------------        ------------
                                            (UNAUDITED)
Current assets
 Cash and cash equivalents..............      $15,640             $15,510
 Receivables............................       24,844              25,318
 Deferred income taxes..................        4,598               4,598
 Other current assets...................        4,309               3,479
                                              -------             -------
   Total current assets.................       49,391              48,905
                                              -------             -------

 Investment securities..................        4,166               4,486
 Property and equipment.................        4,549               4,108
 Purchased and developed software.......        4,531               4,216
 Other assets...........................        4,705               4,516
                                              -------             -------
                                              $67,342             $66,231
                                              =======             =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities
 Accounts payable.......................      $ 1,241             $   543
 Accrued liabilities....................        4,048               3,930
 Unearned revenue.......................        4,405               4,947
                                              -------             -------
   Total current liabilities............        9,694               9,420
                                              -------             -------

Deferred income taxes...................        1,985               1,985

Stockholders' equity
 Preferred stock, $.01 par value;
   authorized 1,000,000 shares;
   none outstanding.....................        -                   -
 Common stock, $.01 par value;
  authorized 30,000,000 shares;
  issued and outstanding 8,262,589 and
  8,131,248 shares......................           83                  81
 Additional paid-in capital.............       54,169              53,830
 Retained earnings                              1,458                 971
 Deferred compensation..................          (47)                (56)
                                              -------             -------
   Total stockholders' equity...........       55,663              54,826
                                              -------             -------
                                              $67,342             $66,231
                                              =======             =======


         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (amounts in thousands, except per share amounts)
                                  (unaudited)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                               ---------

                                            1997      1996
                                           -------   ------
Revenues
 Software................................  $ 6,221   $4,284
 Services................................    7,238    4,922
 Hardware................................      442      391
                                           -------   ------

   Total revenues........................   13,901    9,597
                                           -------   ------
Operating costs and expenses
 Software development....................    2,648    1,933
 Services and support....................    4,678    2,782
 Hardware................................      371      369
 Sales and marketing.....................    3,735    2,594
 Administration..........................    1,857    1,579
                                           -------   ------
   Total operating costs and expenses....   13,289    9,257
                                           -------   ------

Income from operations...................      612      340
Interest income, net.....................      246      276
                                           -------   ------
Income before income taxes...............      858      616
Income tax expense.......................      356      260
                                           -------   ------
Net income...............................  $   502   $  356
                                           -------   ------

Net income per share.....................  $  0.06   $ 0.04
                                           =======   ======

Shares used in computing net income per
 share ..................................    8,621    8,030
                                           =======   ======



         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                  (unaudited)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ------------------
                                                        1997     1996
                                                      -------    -------
Cash flows from operating activities
  Net income.....................................     $   502    $   356
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities,
    net of acquisition...........................
    Depreciation.................................         600        430
    Amortization.................................         541        123
    Changes in assets and liabilities
      Receivables................................         474        623
      Refundable and prepaid income taxes........           -        272
      Other current assets.......................        (810)      (108)
      Accounts payable...........................         685       (432)
      Accrued liabilities........................          81       (763)
      Unearned revenue...........................        (542)      (404)
      Other, net.................................        (394)      (121)
                                                      -------    -------
        Net cash provided by (used in) operating
          activities.............................       1,137        (24)
                                                      -------    -------
Cash flows from investing activities
  Maturities of investment securities............         320     (5,080)
  Purchase of property and equipment.............      (1,027)      (868)
  Capitalized software development...............        (641)      (300)
                                                      -------    -------
        Net cash used in investing activities....      (1,348)    (6,248)
                                                      -------    -------
Cash flows from financing activities
  Proceeds from exercise of stock options........         341        638
                                                      -------    -------
        Net cash provided by financing activities         341        638
                                                      -------    -------
Increase (decrease) in cash and cash equivalents.         130     (5,634)
Cash and cash equivalents at beginning of period.      15,510     11,403
                                                      -------    -------
Cash and cash equivalents at end of the period...     $15,640    $ 5,769
                                                      =======    =======

Supplemental disclosures of cash flow information
  Interest paid..................................     $     8    $     7
                                                      =======    =======


         See accompanying notes to consolidated financial statements.

                           ENTERPRISE SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Enterprise Systems, Inc. (the Company) reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Form 10-K filed by the Company with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

NOTE 2 - COMPUTATION OF NET INCOME PER SHARE

     Net income per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised stock options using the treasury stock method.

NOTE 3 - MERGER WITH HBO & COMPANY

     On March 13, 1997, the Company signed a definitive agreement to be acquired by HBO & Company (HBOC). HBOC delivers enterprise-wide patient care, clinical, financial and strategic management software solutions, as well as networking technologies, electronic data interchange, outsourcing and other services to healthcare organizations throughout the world. The acquisition, which is subject to regulatory and stockholder approval, will be accounted for as a pooling of interests and is scheduled to close during the second quarter of 1997. Terms of the acquisition will provide for Company stockholders to receive shares of HBOC common stock. The purchase price will be determined by averaging the closing HBOC stock price for a period of twenty trading days ending shortly before the close of the transaction.

NOTE 4 - ACQUISITION OF DBE, INC.

     On March 31, 1997, the Company acquired DBE, Inc. of Minneapolis, Minnesota in a stock transaction valued at approximately $2 million. DBE, Inc. provides software and a unique cross referencing database designed to assist large hospitals, medical suppliers, and other healthcare organizations in better managing their costs by increasing product purchase compliance and providing more accurate information. The transaction was accounted for under the pooling of interests method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations. The following table sets forth revenue and expense items as a percentage of total revenues:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  1997          1996
                                                  ----          ----
Revenues
  Software................................          45%           45%
  Services................................          52            51
  Hardware................................           3             4
                                                  ----          ----

    Total revenues........................         100           100
                                                  ----          ----

Operating costs and expenses
  Software development....................          19            20
  Service and support.....................          34            29
  Hardware................................           3             4
  Sales and marketing.....................          27            27
  Administration..........................          13            16
                                                  ----          ----

    Total operating costs and expenses....          96            96
                                                  ----          ----

Income from operations....................           4             4
Interest income, net......................           2             3
                                                  ----          ----

Income before income taxes................           6             7
Income tax expense........................           3             3
                                                  ----          ----

Net income................................           3%            4%
                                                  ====          ====

REVENUES

     The Company derives its revenues from software licenses, installation services, ongoing support, maintenance and enhancement services, product education, consulting and the sale of computer hardware. Total revenues for the first quarter of 1997 were $13,901,000, an increase of $4,304,000, or 45%, as compared to $9,597,000 for the same period in 1996.

     Software. Software revenues for the first quarter of 1997 increased $1,937,000, or 45%, as compared to the first quarter of 1996. The increases are primarily attributable to expansion of the Company's sales force, product offerings and marketing efforts.

     Services. Services revenues for the first quarter of 1997 increased $2,316,000, or 47%, as compared to the first quarter of 1996. The increases in services revenues are related to the increase in software revenues coupled with an increase in consulting services revenues and growth in recurring support fees.

     Hardware. Hardware revenues for the first quarter of 1997 increased $51,000 as compared to the first quarter of 1996. The increases in hardware revenues are principally attributable to TS2000 sales.

COSTS AND EXPENSES

     Software Development. Software development expenses for the first quarter of 1997 increased $715,000, or 37%, as compared to the first quarter of 1996. The increases in these expenses are primarily related to development work on new releases of each of the Company's product lines and the ongoing conversion of its DOS-based products to a Windows-based platform.

     For the first quarter of 1997, the Company capitalized $463,000 of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized over the estimated life of the related products (up to four years). For the first quarter of 1996, the Company capitalized $183,000 of software development costs, net of related amortization expense. Amounts capitalized, net of amounts amortized, represent 14% and 9% of total software development expenditures for the three months ended March 31, 1997 and 1996, respectively.

     Service and Support. Service and support expenses for the first quarter of 1997 increased $1,896,000, or 68%, as compared to the first quarter of 1996.
The increases in these expenses are primarily attributable to the hiring of additional support personnel.

     Hardware. Hardware costs for the first quarter of 1997 increased $2,000 as compared to the first quarter of 1996. The increase in hardware costs is attributable to the proportionate increase in hardware revenues.

     Sales and Marketing. Sales and marketing expenses for the first quarter of 1997 increased $1,141,000, or 44%, as compared to the first quarter of 1996.
The increases in these expenses are primarily attributable to the expansion of the Company's sales force and related commissions earned, which increased due to the revenue growth over the prior year.

     Administration. Administration expenses for the first quarter of 1997 increased $278,000, or 18%, as compared to the first quarter of 1996. The increases in administration expenses are primarily a result of an increase in public company related expenses and amortization of intangible assets (acquired in the purchase of the materials management division of Continental Healthcare Systems, Inc.).

     Interest. Net interest income for the first quarter of 1997 was $246,000 as compared to net interest income of $276,000 in the first quarter of 1996. The decrease in net interest income in 1997 is attributable to a lower cash and cash equivalents and investment balances in the first quarter of 1997 compared with the same period last year.

     Income Taxes. For the first quarter of 1997, income tax expense was $356,000, compared to income tax expense of $260,000 in the first quarter of 1996.

Liquidity and Capital Resources

     The seasonality of the Company's business has historically necessitated the use of short-term borrowings at various times during the year. The Company currently has an $18 million unsecured revolving credit line bearing interest at the prime rate less 0.5% or LIBOR plus 1.25% to 1.75%, which is available to fund short-term liquidity needs and other general corporate purposes. As of March 31, 1997, there were no outstanding amounts under the line of credit.

     On October 18, 1996, the Company completed a private placement of its common stock in which 600,000 shares were sold by the Company, resulting in net proceeds to the Company of approximately $13 million. Management believes that the net proceeds from the offering, together with existing cash and cash equivalents, cash flow from operations and borrowings under its line of credit, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

     The Company has no outstanding material purchase commitments.   The Company
is obligated to make minimum royalty payments in the aggregate amount of approximately $4.5 million under certain license agreements, of which approximately $1.5 million has been paid through March 31, 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Implementation of SFAS No. 128 is required for the periods ending after December 15, 1997. The standard establishes new methods for computing and presenting EPS and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS

     (a)  Exhibits

          2.1 Agreement of merger by and among HBO & Company, HBO & Company of Georgia, and Enterprise Systems, Inc., dated March 13, 1997.

          15.1   Letter regarding unaudited interim financial information

          27.    Financial data schedule

                                 SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Enterprise Systems, Inc.


Date: May 14, 1997             BY:  /s/ Glen E. Tullman
                               ------------------------------------------
                               Glen E. Tullman, Chief Executive Officer


Date: May 14, 1997             BY:  /s/ David B. Mullen
                               ------------------------------------------
                               David B. Mullen, Chief Financial Officer

                           ENTERPRISE SYSTEMS, INC.

                         QUARTER ENDED MARCH 31, 1997

                                 EXHIBIT INDEX





  Exhibit 2.1    Agreement of merger by and among HBO & Company,
                 HBO & Company of Georgia, and Enterprise
                 System, Inc., dated March 13, 1997.

  Exhibit 15.1 Letter regarding unaudited interim financial information

  Exhibit 27     Financial data schedule